Form 10-Q
period 2019-06-30
Evil Empire Designs, Inc.
filed 2019-09-06
CIK 1759424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-231172

EVIL EMPIRE DESIGNS, INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-5530035
(State of Incorporation)	(IRS Employer Identification No.)

441 Eastgate Rd, Henderson, NV	89011
(Address of Principal Executive Offices)	(Zip Code)

(725) 666-3700

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 6, 2019, the Registrant had 7,275,000 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) the Company’s ability to conduct the business if there are changes in laws, regulations, or government policies related to the motorcycle or motorcycle parts industry, (vi) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

EVIL EMPIRE DESIGNS, INC

(Formerly Jaycor Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,315	$9,784
Accounts receivable	3,956
Inventory	2,624	2,624

Total current assets	17,895	12,408

Fixed assets
Fixed assets, net of depreciation of $18,482 and $15,355	13,635	16,762
Other assets, net of amortization of $9,378 and $7,294	4,251	6,335

Total assets	$35,781	$35,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$67,459	$59,682
Convertible notes payable	170,125	142,605
Total current liabilities	237,584	202,287

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none issued or outstanding	--	--
Common stock, $0.001 par value 100,000,000 authorized, 7,275,000, and 7,275,000 issued and outstanding, respectively:	7,275	7,275
Additional paid in capital	29,100	29,100
Accumulated deficit	(238,178)	(203,157)
Total stockholders’ deficit	(201,803)	(166,782)

Total liabilities and stockholders’ deficit	$35,781	$35,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIL EMPIRE DESIGNS, INC.

(Formerly Jaycor Resources Inc.)

STATEMENTS OF OPERATIONS

As of June 30,

(Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Revenue	$332	$1,059	$460	$1,059

Operating expenses:
General and administrative expense	9,283	11,497	22,493	19,185
Depreciation and amortization	2,606	2,605	5,211	6,775
Total operating expenses	11,889	14,102	27,704	25,959

Income (loss) from operations	(11,557)	(13,043)	(27,244)	(24,900)

Other income (expense):
Interest expense	(4,046)	(3,385)	(7,777)	(6,516)
Total other income (expense)	(4,046)	(3,385)	(7,777)	(6,516)

Net income (loss)	$(15,603)	$(16,428)	$(35,021)	$(31,589)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	7,275,000	4,159,341	7,275,000	4,148,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIL EMPIRE DESIGNS, INC

(Formerly Jaycor Resources, Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	4,100,000	4,100	16,400	(139,837)	(119,337)

Net loss	--	--	--	(15,161)	(15,161)
Balance at March 31, 2018	4,100,000	4,100	16,400	(154,998)	(134,498)

Common stock issued for debt	225,000	225	900	--	1,125
Common stock issued for accrued interest conversion	4,320,000	4,320	17,280	--	21,600
Net loss	--	--	--	(16,428)	(16,428)
Balance at June 30, 2018	4,325,000	4,325	17,300	(171,426)	(128,201)

Balance at December 31, 2018	7,275,000	7,275	29,100	(203,157)	(166,782)

Net loss	--	--	--	(19,418)	(19,418)

Balance at March 31, 2019	7,275,000	7,275	29,100	(222,575)	$(186,200)

Net loss	--	--	--	(15,603)	(15,603)

Balance at June 30, 2019	7,275,000	$7,275	$29,100	$(238,178)	$(201,803)

The accompanying notes are an integral part of these unaudited consolidated financial statements

EVIL EMPIRE DESIGNS, INC

(Formerly Jaycor Resources, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net (loss)	$(35,021)	$(31,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,211	6,775
Option expense
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,777	6,515
Accounts receivable	(3,956)
Net cash used in operating activities	(25,989)	(18,299)

Cash flows from financing activities:
Common stock issued for exercise of warrants
Proceeds from convertible notes	27,520	16,000
Net cash provided by financing activities	27,520	16,000

Net increase (decrease) in cash	1,531	(2,299)
Cash and cash equivalents – beginning of year	9,784	8,041
Cash and cash equivalents – end of period	$11,315	5,742

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH TRANSACTIONS
Common stock issued for debt	$--	$7,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIL EMPIRE DESIGNS, INC

(Formerly Jaycor Resources, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Evil Empire Designs, Inc., (formerly Jaycor Resources Inc.) (Jaycor) was organized on December 23, 2009 under the name US Terra Energy Corp in the State of Nevada. The Company was organized to explore investment opportunities in the energy business. In June 2016 the Company changed its business model to making and selling accessories to the motorcycle market.

The Company authorized 125,000,000 shares consisting of 100,000,000 of common stock with a par value of $0.001 per share and 25,000,000 shares of preferred stock with a par value of $0.001 per share.

On April 24, 2012, the Company filed a Certificate of Amendment amending the Articles of Incorporation changing the name of the Corporation to Jaycor Resources, Inc.

On September 12, 2016, the Company filed a Certificate of Amendment amending the Articles of Incorporation changing the name of the Corporation to Evil Empire Designs, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.

The unaudited interim financial statements of the Company for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of June 30, 2019 and 2018, respectively.

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make various products for sale.

Revenue recognition

Revenues is earned through the sale of its product to its customers. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and six months ended June 30, 2019 and depreciation and amortization expense totaled $2,606 and $5,211, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of June 30, 2019 no impairment losses have been recognized.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board) Accounting Standards Codification 740, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

Basic and diluted net loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share calculations includes the dilutive effect of common stock. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

Because the Company has been recently reorganized and has not yet transacted any business, the new accounting standards have no significant impact on the financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $238,178 as of June 30, 2019 and $203,157 as of December 31, 2018. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2016 the Company acquired certain fixed assets including molds and a motorcycle for use in making products it sells. The value of the assets when acquired were $32,117. The assets are being depreciated over a 3 year life.

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Property and equipment	$32,117	$32,117
Less: accumulation depreciation	18,482	15,355
Net property and equipment	13,635	16,762

Depreciation expense totaled $5,211 and $6,775 for the six months periods ended June 30, 2019 and 2018, respectively.

NOTE 5 - OTHER ASSETS

On November 15, 2016 the Company issued 2,500,000 shares of common stock to a related party for certain designs and assets. The assets were accounted for at the transferor’s carry over basis of $7,465 on the acquisition date, due to the transferor being in control of Evil Empire at the date of transfer. The assets are being amortized over 36 months from date of completion which was prior to the date of acquisition. As of June 30, 2019 the net value of the asset is $4,251.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2019 and 2018 the Company paid compensation to a related party of $16,374 and 15,525, respectively.

NOTE 7 - EQUITY

On May 24, 2018, Provencal Investments who purchased the note from Capilano Capital converted $1,125 of convertible debt into 225,000 shares of common stock.

NOTE 8 - CONVERTIBLE NOTES

On May 24, 2018 Provencal Investments Limited, the purchaser of the note from Capilano Capital Inc. converted $1,125 of convertible debt into 225,000 shares of common stock. As of March 31, 2019 the outstanding balance of the note was $28,875 plus interest of $30,875 for a total of $49,403.

On February 2, 2018 the Company issued a one year $3,000 Convertible note Black Ridge Holdings Inc. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. The note is in default.

On March 22, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. The note is in default.

On April 13, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On May 15, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On June 20, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On June 28, 2018 the Company issued a one year $2,000 Convertible note to Blue Diamond Equities. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On January 9, 2019 the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On February 20, 2019 the Company issued a one year $3,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On March 19, 2019 the Company issued a one year $6,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On May 5, 2019 the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On May 8, 2019 the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On June 5, 2019 the Company issued a one year $8,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of June 30, 2019 the Company had $180,125 of convertible debt plus interest of $57,178 for total of $237,303.

The Company determined the convertible note does not meets the requirements for derivative liability accounting as described in ASC 815. As the shares of the Company do not have a value other than par, are not readily convertible to cash at the date of issuance and are not registered to be traded. Additionally, there is no beneficial conversion feature described in ASC 470 on the date of issuance.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Evil Empire Designs, Inc., (formerly Jaycor Resources Inc.) (Jaycor) was organized on December 23, 2009 under the name US Terra Energy Corp in the State of Nevada. The Company was organized to explore investment opportunities in the energy business. In June 2016 the Company changed its business model to making and selling accessories to the motorcycle market.

The Company authorized 125,000,000 shares consisting of 100,000,000 of common stock with a par value of $0.001 per share and 25,000,000 shares of preferred stock with a par value of $0.001 per share.

On April 24, 2012, the Company filed a Certificate of Amendment amending the Articles of Incorporation changing the name of the Corporation to Jaycor Resources, Inc.

On September 12, 2016, the Company filed a Certificate of Amendment amending the Articles of Incorporation changing the name of the Corporation to Evil Empire Designs, Inc.

Results of Operations

The Company recorded revenue of $332 and $460 during the three and six month periods ended June 30, 2019,and $1,059 and $1,059 in 2018, respectively.

General and administrative expenses for the three and six month periods ended June 30, 2019 was $9,283 and $22,493 compared to $11,497 and $19,185 in 2018, respectively. Depreciation and amortization for the three and six months was $2,606 and $5,211 for the years ended June 30, 2019 and $2,605 and $6,775 for the same periods in 2018.

Total other income incurred in the three and six month periods ended June 30, 2019 was $4,046 and $7,777, compared to other income of $3,385 and $6,516 in the same periods in 2017, respectively.

For the three and six month periods ended June 30, 2019, our net loss was $15,603 and $35,021 compared to a net loss of $16,428 and $31,589 for the same periods in 2018. The difference pertains to larger sales in 2018 over 2019.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2019, the Company had negative working capital of $219,689. Current assets consist of cash of $11,315, accounts receivable of $3,956 and inventory of $2,624. Current liabilities as of the same date were $237,584 consisting of convertible debt of $170,125 with accounts payable and accrued liabilities $67,459.

Net cash used in operating activities in the six months period ended June 30, 2019 was $25,989 compared to net cash used of $18,299 in the same period in 2018 The variance between the same periods in 2019 and 2018 relates mainly to lower loss in 2018 over 2019.

Net cash provided by financing activities for the six month period ended June 30, 2019 was $27,500 compared to $16,000 in the same period in 2018. Cash provided was a result increase in convertible debt in both 2019 and 2018.

As of June 30, 2019, the Company had total assets of $35,781 and total liabilities of $237,584. Accumulated deficit as of June 30, 2019 was $238,178. This compares to an accumulated deficit of $203,157 as of December 31, 2018. Liabilities increased in 2018 due mainly to an increase in accounts payables and accrued expense plus increase in convertible debt during this period versus the same period in 2018.

NEED FOR ADDITIONAL FINANCING:

The Company recently filed as S-1 registration statement for the sale of up to 1,000,000 share of its common stock. The maximum amount raised through the sale of the shares would be $200,000. The Company estimates their capital needs to be $100,000 per year thus the maximum amount with meet its capital needs for 2 years.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2019.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review.  Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings.

ITEM 1A:  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3:  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY INFORMATION

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description
3.1.1	Articles of Incorporation, dated December 23, 2009 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.1.3	Certificate of Amendment, dated September 12, 2016 (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Dated: September 6, 2019	By:	/s/ Sheila Cunningham
Sheila Cunningham
President and Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

