Form 10-Q
period 2019-09-30
Evil Empire Designs, Inc.
filed 2019-11-12
CIK 1759424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the Registrant had 7,387,500 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

EVIL EMPIRE DESIGNS, INC

BALANCE SHEETS

(Unaudited)

	September30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,783	$9,784
Accounts receivable	3,956
Inventory	11,155	2,624

Total current assets	29,894	12,408

Fixed assets
Fixed assets, net of depreciation of $20,045 and $15,355	12,072	16,762
Other assets, net of amortization of $10,420 and $7,294	3,209	6,335

Total assets	$45,175	$35,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$74,359	$59,682
Convertible notes payable	184,625	142,605
Total current liabilities	258,984	202,287

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding	--	--
Common stock, $0.001 par value 100,000,000 authorized, 7,382,500, and 7,275,000 issued and outstanding, respectively:	7,383	7,275
Additional paid-in capital	50,493	29,100
Accumulated deficit	(271,685)	(203,157)
Total stockholders’ deficit	(213,809)	(166,782)

Total liabilities and stockholders’ deficit	$45,175	$35,505

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of September 30,

(Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Revenue	$--	$4,875	$460	$5,935
Cost of goods	166	163	166	163

Operating expenses:
General and administrative expense	26,036	14,348	48,529	33,707
Depreciation and amortization	2,605	2,605	7,816	9,378
Total operating expenses	28,641	16,953	56,345	43,085

Income (loss) from operations	(28,807)	(12,240)	(56,051)	(37,313)

Other income (expense):
Other expense	(249)	--	(249)	--
Interest expense	(4,451)	(3,650)	(12,228)	(10,166)
Total other income (expense)	(4,700)	(3,650)	(12,477)	(10,166)

Net income (loss)	$(33,507)	$(15,890)	$(68,528)	$(47,479)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	7,278,837	4,159,341	7,286,841	4,146,978

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	4,100,000	$4,100	$16,400	$(139,837)	$(119,337)
Common stock issued for debt conversion	225,000	225	900	--	1,125

Net loss	--	--	--	(47,479)	(47,479)

Balance at September 30, 2018	4,325,000	4,325	17,300	(187,316)	(165,691)

Balance at June 30, 2018	4,325,000	4,325	17,300	(171,426)	(149,801)

Net loss	--	--	--	(15,890)	(15,890)

Balance at September 30, 2018	4,325,000	$4,325	$17,300	$(187,316)	$(165,691)

Balance at December 31, 2018	7,275,000	$7,275	$29,100	$(203,157)	$(166,782)
Common stock issued for cash	107,500	108	21,393	--	21,501

Net loss	--	--	--	(68,528)	(68,528)

Balance at September 30, 2019	7,382,500	7,383	50,493	(271,685)	$(213,809)

Balance at June 30, 2019	7,275,000	7,275	29,100	(238,178)	(201,803)
Common stock issued for cash	107,500	108	21,393	--	21,501

Net loss	--	--	--	(33,507)	(33,507)

Balance at September 30, 2019	7,382,500	$7,383	$50,493	$(271,685)	$(213,809)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net (loss)	$(68,528)	$(47,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,816	9,380
Option expense
Changes in operating assets and liabilities:
Inventory	(8,531)	(2,624)
Accounts payable and accrued expenses	13,677	10,165
Accounts receivable	(3,956)	(3,956)
Net cash used in operating activities	(59,522)	(34,514)

Cash flows from financing activities:
Common stock issued for cash	21,501	--
Proceeds from convertible notes	43,020	31,500
Net cash provided by financing activities	64,521	31,500

Net increase (decrease) in cash	4,999	(3,014)
Cash and cash equivalents – beginning of year	9,784	8,041
Cash and cash equivalents – end of period	$14,783	$5,027

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH TRANSACTIONS
Common stock issued for debt	$--	$1,125

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

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

The unaudited interim financial statements of the Company for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of September 30, 2019 and 2018, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and nine months ended September 30, 2019 and depreciation and amortization expense totaled $2,605 and $7,816, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2019 no impairment losses have been recognized.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $271,685 as of September 30, 2019 and $203,157 as of December 31, 2018. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2016 the Company acquired certain fixed assets including molds and a motorcycle for use in making products it sells. The value of the assets when acquired were $32,117. The assets are being depreciated over a 3 year life.

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Property and equipment	$32,117	$32,117
Less: accumulation depreciation	20,045	15,355
Net property and equipment	12,072	16,762

Depreciation expense totaled $7,816 and $9,378 for the nine months periods ended September 30, 2019 and 2018, respectively.

NOTE 5 - OTHER ASSETS

On November 15, 2016 the Company issued 2,500,000 shares of common stock to a related party for certain designs and assets. The assets were accounted for at the transferor’s carry over basis of $7,465 on the acquisition date, due to the transferor being in control of Evil Empire at the date of transfer. The assets are being amortized over 36 months from date of completion which was prior to the date of acquisition. As of September 30, 2019 the net value of the asset is $3,209.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2019 and 2018 the Company paid compensation to a related party of $24,974 and 22,275, respectively.

NOTE 7 - EQUITY

On May 24, 2018, Provencal Investments who purchased the note from Capilano Capital converted $1,125 of convertible debt into 225,000 shares of common stock.

During the nine months ended September 30, 2019 the Company issued 107,500 shares of common stock with a value of $21,501 for cash

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

On August 26, 2019 the Company issued a one year $4,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of September 30, 2019 the Company had $184,625 of convertible debt plus interest of $62,169 for total of $246,794.

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

NOTE 9 -SUBSEQUENT EVENT

During the period from October 1, 2019 to the date of this report the Company has sold 55,000 shares of common stock with a value of $11,000 for cash.

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

Results of Operations

The Company recorded revenue of $zero and $460 during the three and nine month periods ended September 30, 2019,and $4,875 and $5,935 in 2018, respectively.

General and administrative expenses for the three and nine month periods ended September 30, 2019 were $26,036 and $48,529 compared to $14,348 and $33,707 in 2018, respectively. Depreciation and amortization for the three and nine months was $2,605 and $7,816 for the years ended September 30, 2019 and $2,605 and $9,378 for the same periods in 2018.

Total other expense incurred in the three and nine month periods ended September 30, 2019 was $4,700 and $12,477, compared to $3,650 and $10,166 in the same periods in 2018, respectively.

For the three and nine month periods ended September 30, 2019, our net loss was $33,507 and $68,528 compared to a net loss of $15,890 and $47,479 for the same periods in 2018. The difference pertains to larger sales in 2018 over 2019.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2019, the Company had negative working capital of $229,090. Current assets consist of cash of $14,783, accounts receivable of $3,956 and inventory of $11,155. Current liabilities as of the same date were $258,985 consisting of convertible debt of $184,625 with accounts payable and accrued liabilities $74,359.

Net cash used in operating activities in the nine months period ended September 30, 2019 was $59,522 compared to net cash used of $34,514 in the same period in 2018 The variance between the same periods in 2019 and 2018 relates mainly to a lower net loss in 2018 over 2019.

Net cash provided by financing activities for the nine month period ended September 30, 2019 was $64,521 compared to $31,500 in the same period in 2018. Cash provided was a result increase in convertible debt of $43,020 in 2019 and $31,500 in 2018. During the period ending September 30, 2019 the Company sold common stock for $21,501 in cash.

As of September 30, 2019, the Company had total assets of $45,176 and total liabilities of $258,985. Accumulated deficit as of September 30, 2019 was $271,685. This compares to an accumulated deficit of $203,157 as of December 31, 2018. Liabilities increased in 2018 due mainly to an increase in accounts payables and accrued expense plus increase in convertible debt during this period versus the same period in 2018.

NEED FOR ADDITIONAL FINANCING:

The Company recently filed as S-1 registration statement for the sale of up to 1,000,000 share of its common stock. The maximum amount raised through the sale of the shares would be $200,000. The Company estimates their capital needs to be $100,000 per year thus the maximum amount with meet its capital needs for 2 years.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2019.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings.

ITEM 1A: RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2019 the Company issued 107,500 shares of common stock with a value of $21,501 for cash

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY INFORMATION

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Dated: November 12, 2019	By:	/s/ Sheila Cunningham
Sheila Cunningham
President and Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

