Form 10-K
period 2019-12-31
Evil Empire Designs, Inc.
filed 2020-03-30
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File No. 333-231172

EVIL EMPIRE DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5530035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

441 Eastgate Rd., Suite A

Henderson, Nevada 89011

(Address of principal executive offices, zip code)

(725) 666-3700

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.00. As of March 26, 2020, there were 7,819,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

2

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) the exercise of the control over us by Sheila Cunningham, the Company’s sole director and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

3

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Evil Empire Designs, Inc. was incorporated on December 23, 2009, under the laws of the State of Nevada, under the name “US Tera Energy Corp.” On August 6, 2015, we changed our name to “JayCor Resources Inc.” On September 12, 2016, we changed our name to Evil Empire Designs, Inc. Sheila Cunningham has our served our sole director since March 11, 2016, and as our President, Secretary, Treasurer since March 16, 2016. Our business offices are currently located at 441 Eastgate Rd., Suite A, Henderson, Nevada 89011.

We currently have no revenues or significant assets. At December 31, 2019, our total current assets were $30,275 and our total current liabilities were $260,966. Our net loss for the year ended December 31, 2019 was $(145,718). Our accumulated deficit at December 31, 2019 was $(348,875).

Business Overview

At Evil Empire our mission is to design and produce the highest quality aftermarket parts that appeal to middle and upper class female motorcycle enthusiasts to enhance the look of their American V-Twin or metric motorcycle allowing them to express their individuality.

Evil Empire designs is committed to providing our customers with products and services that meet, conform to and exceed their individual motorcycle needs, ensuring their design, values and investment expectations are being met.

Our target market is middle and upper income female motorcycle enthusiasts. Evil Empire is a professional company that is dedicated to customizing motorcycles with a cutting edge style. Evil Empire designs aftermarket parts and accessories for female motorcyclist who want to express themselves with an original style of their own.

Company Goals And Objectives

Our goal is to be the number one provider of motorcycle customization parts, as defined by sales revenue, specifically targeted towards women within 5 years. Our objective is to engineer, prototype and manufacture new designs on a consistent schedule to not only stay current, but become a leader in the motorcycle aftermarket industry, while maintaining healthy profit margins. We intend to launch a minimum of two new products per year.

4

Products - Generally

Evil Empire offers a line of custom parts and accessories for Harley Davidson or metric motorcycles. Our quality parts are made in the USA and Evil Empire is dedicated to providing the highest standard of customer service.

We will engineer, prototype and manufacture new designs on a consistent schedule to stay current in the motorcycle aftermarket industry.

Industry

Motorcycle customization is a growth industry. And most of that growth is increasingly attributed to new female riders. As women take to riding in larger numbers, they tend to accessorize their bikes in order to display their individuality. We intent to assist these women by providing unique designs and high quality products to make their bikes their own.

Core Competencies

Evil Empire’s core competency is in understanding the “biker culture,” and the customization market. Our CEO, Sheila Cunningham, an avid motorcycle rider, has been featured in several magazines for her customization work. Her designs have struck a nerve among female riders who seek her out in customizing their own motorcycles.

Because we are a growth company requiring additional capital, we’ve chosen to incorporate with a view to listing the company so that our investors may achieve liquidity should that be required.

Products and Services

Aftermarket Body Parts

Evil Empire will concentrate on the research, design and development of the finest quality of aftermarket parts, including, but not limited to custom fiberglass saddlebags, side panels, and fenders, gas tanks, and seats. Our custom bags have already been featured in several motorcycle magazines.

Billet Aluminum Parts and Accessories

Evil Empire will continue to design and manufacture billet floorboards and passenger floorboards, foot pegs, shifter pegs, shift linkages, exhaust tips, handlebar grips, mirrors, license place frames, and various types of billet accessories. Our first two products in this category - custom floorboards and handlebar grips - have already been featured in several magazines. Examples of some of our accessories are as follows:

5

Fat Bob Fender

6

Mid-Controls

Exhaust Muffler

7

Faring

Hardbags and Lids

Mid-Controls

Packaged Powder Coated Handgrips

Aftermarket Handlebars

Evil Empire will offer 3 different design handlebars varying is size and dimensions to accommodate the female rider. Offering them in Chrome Plating, Powdercoat and Raw form.

Apparel

We also offer t-shirts, hooded sweatshirts and hats that will display the Evil Empire name and Logo.

We are committed to providing our customers with products and services that meet, conform to and exceed their individual motorcycle needs.

Custom Design

In year two, after our launch and media blitz, we plan on offering a custom design service specifically for women. Ms. Cunningham will lead the effort as she already has a following of female riders and has customized several motorcycles.

Competitive Advantage

Our competitive advantage lies in the uniqueness of our designs and the quality of our merchandise. Our floorboards are manufactured in the United States, are designed correctly and are machined rather than stamped. These factors put us at the top end of the retail price range, but since our target market purchases top end motorcycles, it doesn’t make sense to expect them to customize an expensive motorcycle with cheap parts.

Pricing

We standardize our pricing on our website and throughout our dealer network. Discounting will not be allowed in order to keep the quality image of the product from being tarnished. Sale prices are to be expected at seasonal times and will be permitted, but the sale of the product through discount channels will not.

Marketing Plan

The Company has conducted both primary and secondary research resulting in key insights to implement our strategic plan.

Industry Analysis and Industry Trends

Based on information we have obtained from the Whiteboard Research Summary on Motorcycle Industry (the “Whiteboard Research Summary”), we believe that the demand for custom aftermarket motorcycle parts and accessories is highly dependent on the number of Harley-Davidson and metric motorcycles sold. We also believe the motorcycle industry itself is highly dependent on disposable income, confidence in the future of the economy, and leisure time. Prior to the recession of 2009, the largest market segment for the previous five years was composed of middle-aged males. As these consumers aged and as the recession hit, motorcycle manufacturers saw sales decline. In the USA, Harley-Davidson, the industry’s largest manufacturer reported a sales decline of 23.4%. In response, industry looked for new segments to exploit expanding overseas, targeting younger/new riders, and targeting women.

The Whiteboard Research Summary gave us a snapshot of the overall market. In 2014, consumers in the United States purchased some 484,000 motorcycles; this figure reflects a 3.8 percent increase in total U.S. motorcycle sales over the previous year. The consensus for years going forward calls for a 3% annual growth. Wisconsin based Harley-Davidson had a total market share of 46.5%, up from 36% in 2013.

In 2013, Harley-Davidson’s 601+cc segment reached a market share of about 55% indicating a heavier weighting on this segment of sales. This segment is also our key target market since these bikes are higher end bikes and their riders are less sensitive to economic fluctuations. The Whiteboard Research Summary concluded that higher incomes, higher consumer confidence in the economy and higher gas prices all contribute to the growth of this market.

As part of our primary research, we surveyed riders at motorcycle shows across the USA and Canada. The results for the most part were as expected. Almost all the people we surveyed liked the designs of our handlebars and floorboards. They especially liked the sturdiness of the floorboards. The saddlebags were enthusiastically endorsed as well. One key insight we achieved from this research is that in colder weather (the Canadian motorcycle show), there was concern as to how cold the handlebars would get since they’re not insulated. Although this is mitigated by the fact that the majority of our target market is geographically located in California (according to 2013 data, the majority of motorcycle fans reside in California, where almost 800,000 motorcycles are registered.), we have begun designing a handlebar to withstand the Canadian weather.

As of 2013, roughly 12% of the riders in the USA were women – an increase of about 30% over the last decade according the Motorcycle Industry Council. Whether it is because they’ve been targeted, or because they realize the benefits of riding, HarleyDavidson, the top-selling motorcycle brand among women in the U.S., sold more new on-road motorcycles to women in the U.S. in 2013.

According to a study conducted by Kelton and commissioned by Harley-Davidson recently commissioned Kelton to conduct a study surveying women riders. According to the results:

“Women riders are more than twice as likely to always feel happy (37% of riders vs. 16% of non-riders) and more than a third (34%) reported that they felt less stressed after starting to ride. Further, nearly twice as many always feel confident (35% of riders vs. 18% of non-riders).

According to the Harley-Davidson Women Riders Survey, the benefits of riding continue:

•	More riders than non-riders (40% vs. 18%) feel extremely satisfied with their careers.

•	More than twice as many riders as non-riders (32% vs. 15%) agree that they feel beautiful daily.

•	Women who ride are more content with their significant other (60 percent of riders vs. 38 percent of non-riders) and intimacy (51 percent riders; 35 percent non-riders).

•

More riders than non-riders (75% vs. 64%) usually feel content instead of worried, and almost a quarter (23%) of riders report that they rarely feel anxious.” (http://www.motorcyclecruiser.com/news/women-flock-to-motorcycling-record-numbers)

Customers

Evil Empire’s ideal customer is an upper-middle to upper income female, between the ages of thirty-four and sixty-five. Younger riders may not have the discretionary income to afford our product, and the number of women riding after the age of sixty-five diminishes quickly due to the physical exertion and risk of motorcycle riding. She enjoys riding at least part of the time. She is individualistic and has a personal sense of style. She is confident in herself and her decisions. In short, a powerful, self-fulfilled woman.

We intend to appeal to her sense of individuality by offering products that will make her motorcycle stand out from the crowd. Evil Empire products will be easily available to our customer from our website and through motorcycle dealerships. At this time, to keep the final cost to the customer at a minimum, we do not intend to sell through wholesalers or jobbers. Initially we will target dealerships in California, Nevada and Arizona where seasonality in motorcycle riding and customization are not issues. Our research also indicates California has the highest number of motorcycle riders in the country.

Competition

Competition in the industry is fragmented with no clear market leader. Many of our competitors are well established. Many offer higher end aftermarket motorcycle parts and accessories. Some also offer customization and motorcycle sales. On a stand-alone basis our product offering is comparable to all, and superior to some.

Our niche: middle to high-income women who ride at least occasionally, with a sense of self and individuality is unexploited. We intend to fill the void and quickly become the go-to solution for these women.

Our competitive advantage is that we are actively targeting a new group of riders the motorcycle manufacturers are starting to exploit before our male-centric competition. In order to capitalize on this we intend to move quickly.

Obstacles we’ll have to overcome include the established competition and the motorcycle manufacturers themselves who often times offer similar products in their dealerships (although their offerings don’t match the quality of our offerings).

Strategy

Our strategy is based on targeting middle to high-income women who ride at least occasionally, with a sense of self.

Positioning

Evil Empire will position the Company and its products as a lifestyle brand, made in America for independent women. The intent is to form a “cult” of customers, in much the same way Harley-Davidson has created a cult of customers.

Promotion

Our CEO, Sheila Cunningham will conduct interviews with several motorcycle magazines in which she and her products have been featured. Evil Empire will also advertise in these magazines.

Our designs and logos are formulated to appeal to women who enjoy the cutting edge in style, and lifestyle. The conversation around these is designed to spark a following using social media, leading to word of mouth proliferation.

Evil Empire also intends to inundate trade shows, bike rallies, and other competitions. Our CEO is an accomplished rider and an avid motorcycle racer. We intend to exploit her image as something worthy of aspiration.

Each of our products are sold with a quality warranty card. Once filled, Evil Empire will begin building a database of customers to whom we can repeatedly market (the “Evil Empire Club”). These customers will get promotions on new products and minimally once a year be invited to an Evil Empire Club ride. The ride will consist of women in the club descending on an unsuspecting SPA town where they will be pampered for a weekend. The publicity generated from this event will be invaluable.

The cost of these promotions is minimal. Trade shows and magazine articles are the bigger expenses and have been accounted for in our financial projections.

Pricing

Evil Empire has priced its products in line with our competitors. The products are priced to reflect the quality of products and also to ensure a good profit for the Company. Evil Empire will compete on brand image, quality of product, and lifestyle.

Distribution Channels

Evil Empire products will be available on our website and through dealer-retailers. We will not be using wholesalers or jobbers to keep the final retail price in line with our competitors, and to ensure the quality lifestyle image we’re trying to create and maintain remains untarnished.

Competition and Competitive Strategy

We expect that we will compete for members with traditional aftermarket motorcycle parts businesses. We believe that we will face extensive challenges in attempting to compete because we do not have the ability to verify who is purchasing parts that compete with ours, at what cost, and the terms and conditions under which our competitors are offering the same or similar parts as ours. We believe that the market for our products is constantly changing in terms of how consumers purchase aftermarket motorcycle parts and what those consumers’ particular tastes may be.

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations & Concessions

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We hold one U.S. Design Patent, titled, Side Hardbag for a Motorcycle, which was granted Patent No. D830,056 (the “Patent”). The Patent covers claims relating to the ornamental design for a side hardbag for a motorcycle. Barring any unforeseen circumstances, the Company believes the Patent should be valid until November 2036, given that the Patent filing occurred in November 2016.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Research and Development Activities and Costs

We have not incurred any research and development costs to date.

Employees and Employment Agreements

Sheila Cunningham, our President and Chief Executive Officer, and sole director, is our only employee, and he currently works full time on Company matters.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 441 Eastgate Rd., Suite A, Henderson, Nevada 89011 and our telephone number is (725) 666-3700. We believe that this space is adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADMISSION TO QUOTATION ON THE OTC MARKETS OR US TRADING EXCHANGE

We intend to have our common stock be quoted on the OTC Markets. If our securities are not quoted on the OTC Markets, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Markets differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Markets, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Markets our securities will trade on the OTC Markets until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Markets or be accepted for listing of our securities on the NASDAQ Capital Market.

HOLDERS

As of March 26, 2020, we had 7,819,500 shares of common stock issued and outstanding held by approximately 41 stockholders of record.

TRANSFER AGENT

Our transfer agent is Action Stock Transfer Corp. of Henderson, Nevada. Their address is 2469 Fort Union Blvd #214, Cottonwood Heights, Utah 84121, and their telephone number is (801) 274-1099.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at December 31, 2019.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Our auditor’s report regarding our December 31, 2019, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

12-MONTH PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized any revenues from our business. We design, manufacture, market and sell aftermarket motorcycle body parts, billet aluminum parts and accessories, aftermarket handlebars, and apparel for the motorcycle aftermarket industry. During the 12 months following the date of the filing of the Annual Report on Form 10-K, we will be focused on generating sales revenues.

We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

The Company believes it can satisfy its cash requirements through the June 30, 2020, from its current cash. As of December 31, 2019, we had negative working capital of $230,601

Results of Operations

For the years ended December 31, 2019 and 2018

We earned revenues of $3,054 the year ended December 31, 2019, with the cost of such revenues being $206. We earned revenues of $9,981 the year ended December 31, 2018, with the cost of such revenues being $759.

For the year ended December 31, 2019, we incurred total operating expenses of $130,953, consisting of $10,422 of amortization and depreciation, and $120,531 of general and administrative expenses. This compared to total operating expenses of $58,286, consisting of $10,422 of amortization and depreciation, and $47,864 of general and administrative expenses for the same period in 2018.

For the year ended December 31, 2019, we incurred a net loss was $145,718, or $0.02 loss per share. For the year ended December 31, 2018, we incurred a net loss $63,320, or $0.01 loss per share.

Limited Business History; Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. We have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no intention of entering into a merger or acquisition within the next twelve months and we have a specific business plan and timetable to complete our 12-month plan of operation based on the success of the primary offering.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of shares to fund additional expenditures. We do not currently have any arrangements in place for any future equity financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future. If such financing is not available on satisfactory terms, we may be unable to continue or expand our business. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2019, we had a cash balance of $19,079, and negative working capital of $230,691. For the year ended December 31, 2019, net cash used in operating activities was $124,235.

Net cash used in investing activities for the year ended December 31, 2019 was $4,006 compared to zero for the same period in 2018.

Net cash from financing activities was $137,554 for the year ended December 31, 2019 This consisted of cash received from the sale of common stock $98,490 and cash received from new convertible debt of $39,064. Net cash received from financing activities in the year ended December 31, 2018 was $41,500 consisting of cash from the sale of common stock of $10,000 and cash received from convertible debt of $31,500.

Such cash amount was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

As of December 31, 2019, the Company had a $260,966 of outstanding debt on its balance sheet. $181,669 of the debt is evidenced by 20 convertible promissory notes, some of which are in default. Each of the notes carries interest at 10% per annum, is convertible into shares of common stock of the Company and has a maturity date one year from the date of issuance. 11 of the 20 notes are in default.

This level of debt could have significant consequences on the Company’s future operations, including:

•	making it more difficult to meet payment and other obligations under outstanding debt;

•

resulting in an event of default if the Company fails to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s debt becoming immediately due and payable;

•

reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes;

•	subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates;

•

limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business, the industry in which it operates and the general economy; and

•	placing the Company at a competitive disadvantage compared to its competitors that are less leveraged.

The ability to meet payment and other obligations under the debt instruments of the Company depends on their ability to generate significant cash flows in the future. There can be no assurance that the Company’s business will generate cash flows from operations, or that future borrowings will be available to the Company under any future credit facilities or otherwise, in an amount sufficient to enable it to meet its debt payment obligations and to fund other liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company is unable to implement one or more of these alternatives, it may not be able to meet debt payment and other obligations.

In addition, the Company may incur additional indebtedness in the future. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that the Company now faces could be amplified.

Emerging Growth Company

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

Summary of Significant Accounting Policies

Use of Estimates

The Company prepares financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of one year or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

SUBSEQUENT EVENTS

During January 2,2020 through March 30, 2020 the Company issued 52,000 shares of common stock with a value of $10,400 for cash.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Evil Empire Designs, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Evil Empire Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evil Empire Designs, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company’s accumulated deficit and nominal source of revenues sufficient to cover operating costs raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

March 30, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

EVIL EMPIRE DESIGNS, INC

BALANCE SHEETS AS OF:

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$19,097	$9,784
Inventory	11,105	2,624
Other current assets	73	-

Total current assets	30,275	12,408

Fixed assets
Fixed assets, net of depreciation of $21,608 and $15,355	14,514	16,762
Other assets, net of amortization of $11,462 and $7,294	2,167	6,335

Total assets	$46,956	$35,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$79,297	$59,682
Convertible notes payable	181,669	142,605
Total current liabilities	260,966	202,287

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none issued or outstanding	--
Common stock, $0.001 par value 100,000,000 authorized, 7,767,500 and 7,275,500, issued and outstanding, respectively:	7,768	7,275
Additional paid in capital	127,097	29,100
Accumulated deficit	(348,875)	(203,157)
Total stockholders’ deficit	(214,010)	(166,782)

Total liabilities and stockholders’ deficit	$46,956	$35,505

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenue	$3,054	$9,891
Cost of goods	206	759
Gross Margin	2,848	9,132

Operating expenses:
Amortization and depreciation	10,422	10,422
General and administrative expenses	120,531	47,864
Total operating expenses	130,953	58,286

Loss from operations	(128,105)	(49,154)

Other income(expense)
Other expense	(697)	--
Interest expense	(16,916)	(14,166)
Total other income (expense)	(17,613)	(14,166)

Net loss	$(145,718)	$(63,320)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding	7,304,966	5,045,342

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	4,100,000	4,100	16,400	(139,837)	(119,337)

Common stock issued for debt conversion	1,175,000	1,175	4,700	--	5,875
Common stock issued for cash	2,000,000	2,000	8,000		10,000

Net loss	--	--	--	(63,320)	(63,320)

Balance at December 31, 2018	7,275,000	7,275	29,100	(203,157)	(166,782)
Common stock issued for cash	492,500	493	97,997		98,490

Net loss	--	--	--	(145,718)	(145,718)

Balance at December 31, 2019	7,767,500	$7,768	$129,097	$(348,875)	$(214,010)

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

	Years Ended December 31.
	2019	2018

Cash flows from operating activities:

Net loss	$(145,718)	$(63,320)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	10.422	10,422
Changes in operating assets and liabilities:
Other current assets	(73)
Inventory	(8,481)	(2,624)
Accounts payable and accrued expenses	19,615	15,765
Net cash used in operating activities	(124,625)	(39,757)

Cash flows used in investing activities
Acquisition of fixed assets	(4,006)	-
Net cash used in investing activities	(4,006)	--

Cash flows from financing activities
Sale of common stock	98,490	10,000
Repayment on convertible notes	--	--
Convertible note payable	39,064	31,500
Net cash provided by financing activities	137,554	41,500

Net increase (decrease) in cash	9,313	1,743
Cash – beginning of period	9,784	8,041
Cash – end of period	$19,097	$9,784

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-MONETORY TRANSATIONS
Common stock issued for the conversion of debt	$--	$5,875

The accompanying notes are an integral part of these audited financial statements.

EVIL EMPIRE DESIGNS, INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

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

On September 21, 2016, the Company filed a Certificate of Amendment amending the Articles of Incorporation changing the name of the Corporation to Evil Empire Designs, Inc.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, the Company did not have any cash equivalents.

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make various products for sale.

Revenue recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. As of the years ended December 31, 2019 and 2018, depreciation and amortization expense totaled $10,422 and $10,422, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of December 31, 2019 and 2018 no impairment losses have been recognized.

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

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $348,875 and $203,157 as of December 31, 2019 and 2018. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $32,117. During the year ended December 31, 2019 the Company acquired $4,006 in fixed assets. The assets are being depreciated over a 3 year life.

Property and equipment consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Property and equipment	$36,122	$32,117
Less: accumulation depreciation	21,608	15,355
Net property and equipment	14,514	16,762

Depreciation expense totaled $6,254 and $7,817 for the years ended December 31, 2019 and, 2018, respectively.

NOTE 5 – OTHER ASSETS

On November 15, 2016 the Company issued 2,500,000 shares of common stock to a related party for certain designs and assets. The assets were accounted for at the transferor’s carry over basis of $7,465 on the acquisition date, due to the transferor being in control of Evil Empire at the date of transfer. The assets are being amortized over 36 months from date of completion which was prior to the date of acquisition. As of December 31, 2019 and 2018 the net value of the assets were $2,167 and $6,335, respectively.

NOTE 6– INCOME TAXES

At December 31, 2019 and 2018, the Company had a federal net operating loss carry forward of approximately $348,875 and $203,157, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2019 and 2018.:

	December 31,
	2019	2018

Deferred tax assets:
Net operating loss	73,263	40,631
Less: Valuation Allowance	(73,263)	(40,631)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of, December 31, 2019 and 2018 was $73,263 and $40,631, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Thus, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2019 and 2018, accordingly, recorded a full valuation allowance.

The Company has not filed tax returns and is subject to review by the Internal Revenue Service for all open years.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 29, 2018 the Company issued 2,000,000 shares of common stock to a related party with a value of $10,000 for cash.

During the year ended December 31, 2019 and 2018 the Company paid compensation to a related party of $34,424 and $31,387, respectively.

NOTE 8 – EQUITY

On May 24, 2018, Provencal Investments who purchased the note from Capilano Capital converted $1,125 of convertible debt into 225,000 shares of common stock.

On July 6, 2018 the Company issued 950,000 shares of common stock to three entities with a value of $$4,750 for the conversion of debt.

On October 29, 2018 the Company issued 2,000,000 to an officer of the Company with a value of $10,000 for cash.

During the year ended December 31, 2019 the Company issued 492,500 shares of common stock with a value of $98,490 to 27 individuals for cash.

NOTE 9– CONVERTIBLE NOTES

On January 6, 2010, the Company issued a $30,000 convertible note to Capilano Capital due on demand. The note bears an interest rate of 12% per annum and is convertible into common stock of the Company at the rate of one-half cent per share ($0.005 per share). The holder of the note has the right to convert all or part of the principal and interest into common stock. On March 2, 2016 the note holder converted $500 of interest into 100,000 shares of the Company’s common stock.

On May 24, 2018 Provencal Investments Limited, the purchaser of the note from Capilano Capital Inc. converted $1,125 of convertible debt into 225,000 shares of common stock. As of December 31, 2019 the outstanding balance of the note was $28,875 plus interest of $32,301 for a total of $61,176.

On July 7, 2016, the Company issued a $50,000 one-year convertible note to Blue Diamond Equities. The note bears interest at 10% per annum and is convertible at the lower of $0.005 per share or 40% of the market price of the shares at date of conversion. The conversion price is non-dilutive. On July 6, 2018 the note holder converted $1,750 of debt at $0.005 into 300,000 shares of common stock. As of December 31, 2019 the outstanding balance of the note was $48,500 plus interest of $19,581 for a total of $68,081. The note is in default.

On February 17, 2017 the Company issued a one year $10,000 Convertible note to Black Ridge Holdings, LLC. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. On July 6, 2018 the note holder converted $1,750 of debt into 350,000shares of common stock. As of December 31, 2019 the outstanding balance of the note including interest was $10,485. The note is in default.

On May 18, 2017 the Company issued a one year $5,000 Convertible note to Pioneer Associates, LLC. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. On July 6, 2018 the note holder converted $1,500 of debt into 300,000 shares of common stock. As of December 31, 2019 the outstanding balance of the note including interest was $4,699. The note is in default.

On July 11, 2017 the Company issued a one year $4,990 Convertible note to 0985358 BC, Ltd The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance including interest was $5,957. The note is in default.

On September 13, 2018 the Company issued a one year $2,990 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $3,679. The note is in default.

On September 18, 2017 the Company issued a one year $4,000 Convertible note. to Black Ridge Holdings Inc. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $4,913, The note is in default.

On October 26, 2017 the Company issued a one year $10,000 note to Pioneer Associates, LLC. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $12,186. The note is in default.

On February 2, 2018 the Company issued a one year $3,000 Convertible note Black Ridge Holdings Inc. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $3,589. The note is in default.

On March 22, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $3,534. The note is in default.

On April 13, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $3503.

On May 15, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $2,725.

On June 20, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $2,884

On June 28, 2018 the Company issued a one year $2,000 Convertible note to Blue Diamond Equities. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $2,375

On July 24, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $2,858.

On August 2, 2018 the Company issued a one year $8,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $9,130.

On August 31, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $3,399.

On September 13, 2018 the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $2,259.

On January 9, 2019 the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $4,400.

On February 20, 2019 the Company issued a one year $3,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $3,811.

On March 19, 2019 the Company issued a one year $6,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $6,470.

On May 3, 2019 the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $4,663.

On May 8, 2019 the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $2,228.

On June 5, 2019 the Company issued a one year $8,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $8,405.

On July 12, 2019 the Company issued a one year $5,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $5,218.

On July 24, 2019 the Company issued a one year $5,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $5,114.

On August 26, 2019 the Company issued a one year $4,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $4,025.

On September 18, 2019 the Company issued a one year $1,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2019 the outstanding balance of the note including interest was $2,025.

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

NOTE 10– SUBSEQUENT EVENTS

Subsequent to year end, the Company sold 52,000 shares of common stock for proceeds of $10,400.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2019, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Terra Tech have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of December 31, 2019 are as follows:

Name	Age	Positions

Sheila Cunningham	32	Director

Sheila Cunningham, age 32

Director

Sheila Cunningham, has served as our President and Chief Executive Officer, Secretary, Treasurer since March 16, 2016 and a director since March 11, 2016. Ms. Cunningham, an avid motorcycle rider, has been featured in several magazines for her customization work. Ms. Cunningham has been employed as a motorcycle designer since 2002.

In 2002, Ms. Cunningham became a co-owner of, Detroit Custom Choppers, a motorcycle company in Detroit that designed one-off motorcycles. Ms. Cunningham has earned several awards and recognitions for her motorcycle design work, including 1st Pro Street and Best in Show in 2002, at the 50th Anniversary Detroit AutoRama, as well as the Ridler Award in connection with another person. In 2003 Ms. Cunningham and another person won 1st Pro Street at the Las Vegas Bike Fest. Ms. Cunningham and her designs have been featured on magazine covers, including Hot Bike magazine in 2003; American Bagger magazine in 2010, driving her Harley-Davidson Road King Custom, and the cover of the August 2015 American Bagger magazine.

Ms. Cunningham’s entrepreneurial desire evidenced by her ideas which led to the establishment of our business, and her experience in the aftermarket motorcycle parts business, led to our conclusion that Ms. Cunningham should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

As of December 31, 2019, the Company has no significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

EMPLOYMENT AGREEMENTS

We have no employment agreements with our officers, directors or any other person.

INDEMNIFICATION AGREEMENTS

We have no employment agreements with our officers, directors or any other person.

FAMILY RELATIONSHIPS

No family relationships exist between our officers and directors or any person who is an affiliate of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning compensation paid to our officers as of the fiscal years ended December 31, 2019 and 2018:

						Non-
						Equity Incentive	Nonqualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Sheila	2019	-0-	-0-	-0-	-0-	-0-	-0-	--	--
Cunningham (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	31,387	31,387

___________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2019.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2019.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sheila Cunningham (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

_____

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sheila Cunningham (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 7,819,500 shares of our common stock issued and outstanding as of March 26, 2019. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Sheila Cunningham (3)	6,000,000	76.7%
All directors and executive officers as a group (1 person)		6,000,000	76.7%

___________

(1)	The percentages below are based on 7,819,500 shares of our common stock issued and outstanding as of the date of this prospectus.
(2)	c/o Evil Empire Designs Inc., 441 Eastgate Rd., Suite A, Henderson, Nevada 89011.
(3)

Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016. 4,500,000 shares held directly, and 1,500,000 shares held indirectly by Atalanta Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2019 and 2018, the total fees charged to the company for audit services, including quarterly reviews were $4,750 and $4,750 for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1.1	Articles of Incorporation, dated December 23, 2009 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.1.3	Certificate of Amendment, dated September 12, 2016 (1)
3.2	Bylaws(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: March 30, 2020	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

