Form 10-Q
period 2020-03-31
Evil Empire Designs, Inc.
filed 2020-04-29
CIK 1759424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020, the Registrant had 7,862,500 shares of common stock issued and outstanding.

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

Table of Content

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

EVIL EMPIRE DESIGNS, INC

 BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,230	$19,097
Inventory	11,105	11,105
Other asset	--	73

Total current assets	19,335	30,275

Fixed assets
Fixed assets, net of depreciation of $23,505 and $21,608	12,617	14,514
Other assets, net of amortization of $ 12,503 and $11,462	1,125	2,167

Total assets	$33,077	$46,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$83,986	$79,297
Convertible notes payable	181,669	181,669
Total current liabilities	265,655	260,966

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 7,819,500, and 7,767,500 issued and outstanding, respectively:	7,820	7,768
Additional paid-in capital	137,445	127,097
Accumulated deficit	(377,843)	(348,875)
Total stockholders’ deficit	(232,578)	(214,010)

Total liabilities and stockholders’ deficit	$33,077	$46,956

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of March 31,

(Unaudited)

	Three Months
	2020	2019
Revenue	$1,921	$128
Cost of goods		--

Operating expenses:
General and administrative expense	23,321	13,210
Depreciation and amortization	2,939	2,605
Total operating expenses	26,260	15,815

Income (loss) from operations	(24,340)	(15,687)

Other income (expense):
Other income	60
Interest expense	(4,688)	(3,731)
Total other income (expense)	(4,628)	(3,731)

Net income (loss)	$(28,968)	$(19,418)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	7,810,165	7,275,000

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

THREE MONTHS MARCH 31, 2019
Balance at December 31, 2018	7,275,000	$7,275	$29,100	$(203,157)	$(166,782)

Net loss	--	--	--	(19,418)	(19,418)

Balance at March 31, 2019	7,275,000	7,275	29,100	(222,575)	(186,200)

THREE MONTHS MARCH 31, 2020
Balance at December 31, 2019	7,767,500	7,768	127,097	(348,875)	(214,010)
Common stock issued for cash	52,000	52	10,348	--	10,400

Net loss	--	--	--	(28,968)	(28,968)

Balance at March 31, 2020	7,819,500	$7,820	$137,445	$(377,843)	$(232,578)

The accompanying notes are an integral part of these unaudited financial statements

Table of Content

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net (loss)	$(28,968)	$(19,418)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,939	2,605
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,771	3,732
Net cash used in operating activities	(21,267)	(13,081)

Cash flows from financing activities:
Common stock issued for cash	10,400	--
Proceeds from convertible notes	--	13,500
Net cash provided by financing activities	10,400	13,500

Net increase (decrease) in cash	(10,867)	419
Cash and cash equivalents – beginning of year	19,097	9,784
Cash and cash equivalents – end of period	$8,230	$10,203

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH TRANSACTIONS
Common stock issued for debt	$--	$1,125

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

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

The unaudited interim financial statements of the Company for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of March 31, 2020 and 2019, respectively.

Table of Content

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three months ended March 31, 2020 depreciation and amortization expense totaled $2,939.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of March 31, 2020 no impairment losses have been recognized.

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

Table of Content

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $377,843 as of March 31, 2020 and $348,875 as of December 31, 2019. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Table of Content

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment  and a motorcycle for use in making products it sells. The value of the assets when acquired were $32,117. During the year ended December 31, 2019 the Company acquired $4,006 in fixed assets. The assets are being depreciated over a 3 year life.

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Property and equipment	$36,122	$36,122
Less: accumulation depreciation	23,505	21,608
Net property and equipment	12,617	14,514

Depreciation expense totaled $1,897 and $1,564  for the three months periods ended March 31, 2020 and 2019, respectively.

NOTE 5 - OTHER ASSETS

On November 15, 2016 the Company issued 2,500,000 shares of common stock to a related party for certain designs and assets. The assets were accounted for at the transferor’s carry over basis of $7,465 on the acquisition date, due to the transferor being in control of Evil Empire at the date of transfer. The assets are being amortized over 36 months from date of completion which was prior to the date of acquisition. As of March 31, 2020 the net value of the asset is $3,209.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2020 and 2019 the Company paid compensation to a related party of $1,350 and $5,399, respectively.

NOTE 7 - EQUITY

During the three months ended March 31, 2020 the Company issued 52,000 shares of common stock with a value of $10,400 for cash

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

Table of Content

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

As of March 31, 2020 the Company had $181,669 of convertible debt plus interest of $71,545 for total of $253,244.

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

NOTE 9 -SUBSEQUENT EVENT

During April 2020 the Company sold 43,250 shares of common stock with a value of $8,650 for cash.

Table of Content

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

Results of Operations

The Company recorded revenue of $1,921 and $128 during the three month periods ended March 31, 2020 and 2019, respectively.

General and administrative expenses for the three months period ended March 31, 2020 were $23,321 compared to $13,210 in 2019, respectively. Depreciation and amortization for the three  months was $2,939 and  $2,605 for the same periods in 2019

Total other expense incurred in the three month periods ended March 31, 2020 was $4,628, compared to  $3,731 in the same periods in 2019, respectively.

For the three month periods ended March 31, 2020, our net loss was $28,968  compared to a net loss of $19,418 for the same periods in 2019. The difference pertains to h general & administrative expense in 2020 over 2019.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At March 31, 2020, the Company had negative working capital of $246,320. Current assets consist of cash of 8,230, and inventory of $11,105. Current liabilities as of the same date were $265,655 consisting of convertible debt of $181,669 with accounts payable and accrued liabilities $83,986.

Net cash used in operating activities in the three months period ended March 31, 2020 was $21,267 compared to net cash used of $13,081 in the same period in 2019 The variance between the same periods in 2019 relates mainly to a higher net loss in 2020 over 2019.

Net cash provided by financing activities for the three month period ended March 31, 2020 was $10,400 compared to $13,500 in the same period in 2019. Cash provided was a result common stock issued for cash of $10,400 in 2020 and $13,500 of convertible notes for the same period in 2019.

Table of Content

As of March 31, 2020, the Company had total assets of $33,077 and total liabilities of $265,655. Accumulated deficit as of March 31, 2020 was $377,843. This compares to an accumulated deficit of $348,875 as of December 31, 2019. Liabilities increased in 2020 due mainly to an increase in accounts payables and accrued expense during this period versus the same period in 2019.

NEED FOR ADDITIONAL FINANCING:

The Company recently filed as S-1 registration statement for the sale of up to 1,000,000 share of its common stock. The maximum amount raised through the sale of the shares would be $200,000. The Company estimates their capital needs to be $100,000 per year thus the maximum amount with meet its capital needs for 2 years.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2020.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review.  Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings.

ITEM 1A:  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2020 the Company issued 52,000 shares of common stock with a value of $10,400 for cash

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

Table of Content

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Dated: April 27, 2020	By:	/s/ Sheila Cunningham
Sheila Cunningham
President and Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

