Form 10-Q
period 2020-06-30
Evil Empire Designs, Inc.
filed 2020-08-19
CIK 1759424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 18, 2020, the Registrant had 8,033,000 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

EVIL EMPIRE DESIGNS, INC

BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,404	$19,097
Inventory	--	11,105
Other asset		73

Total current assets	6,404	30,275

Fixed assets
Fixed assets, net of depreciation of $25,319 and $21,608	10,720	14,514
Other assets, net of amortization of $ 12,503 and $11,462	83	2,167
Investment	100,000	--

Total assets	$117,207	$46,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$88,674	$79,297
Convertible notes payable	266,669	181,669
Total current liabilities	355,343	260,966

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized, 8,033,000, and 7,767,500 issued and outstanding, respectively:	8,033	7,768
Additional paid-in capital	177,782	127,097
Accumulated deficit	(423,951)	(348,875)
Total stockholders’ deficit	(238,136)	(214,010)

Total liabilities and stockholders’ deficit	$117,207	$46,956

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of June 30,

(Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Revenue	$1,844	$332	$3,765	$460
Cost of goods	--	--	--	--

Operating expenses:
General and administrative expense	29,267	9,283	52,567	22,493
Depreciation and amortization	2,918	2,606	5,878	5,211
Total operating expenses	32,185	11,889	58,445	27,704

Income (loss) from operations	(30,341)	(11,557)	(54,680)	(27,244)

Other income (expense):
Other income	--	--	60	--
Loss on asset	(11,105)	--	(11,105)
Interest expense	(4,662)	(4,046)	(9,350)	(7,777)
Total other income (expense)	(15,767)	(4,046)	(20,395)	(7,777)

Net income (loss)	$(46,108)	$(15,603)	(75,075)	$(35,021)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	7,862,569	7,275,000	7,837,386	7,275,000

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

THREE MONTHS JUNE 30, 2019
Balance at March 31, 2019	7,275,000	$7,275	$29,100	$(222,575)	$(186,200)

Net loss	--	--	--	(15,603)	(15,603)

Balance at June 30, 2019	7,275,000	7,275	29,100	(238,178)	(201,803)

THREE MONTHS JUNE 30, 2020
Balance at March 31, 2020	7,819,500	7,820	137,445	(377,843)	(232,578)
Common stock issued for cash	213,250	213	40,337	--	40,550

Net loss	--	--	--	(46,108)	(46,108)

Balance at June 30, 2020	8,032,750	8,033	177,782	(423,951)	(238,136)

SIX MONTHS JUNE 30, 2019
Balance at December 31, 2018	7,275,000	7,275	29,100	(203,157)	(166,782)
Net loss	--	--	--	(35,021)	(35,021)

Balance at June 30, 2019	7,275,000	7,275	29,100	(238,178)	(201,803)

SIX MONTHS JUNE 30, 2020
Balance at December 31, 2019	7,767,500	7,768	127,097	(348,875)	(214,010)
Common stock issued for cash	262,250	263	50,685	--	50,950

Net loss	--	--	--	(75,075)	(75,075)

Balance at June 30, 2020	8,032,750	$8,033	$177,782	$(423,951)	$(238,136)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net (loss)	$(75,075)	$(35,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,878	5,211
Changes in operating assets and liabilities:
Accounts receivable	73	(3,956)
Inventory	11,105
Accounts payable and accrued expenses	9,377	7,777
Net cash used in operating activities	(48,643)	(25,989)

Cash Flows from in investing activity
Investment	(60,000)	--
Net cash used in investing activities	(60,000)	--

Cash flows from financing activities:
Common stock issued for cash	50,950
Proceeds from notes payable	45,000	27,520
Net cash provided by financing activities	95,950	27,520

Net increase (decrease) in cash	(12,693)	1,531
Cash and cash equivalents – beginning of year	19,097	9,784
Cash and cash equivalents – end of period	$6,404	$11,315

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH TRANSACTIONS
Common stock issued for debt	$--	$--

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Evil Empire Designs, Inc., (formerly Jaycor Resources Inc.) (Jaycor) was organized on December 23, 2009 under the name US Terra Energy Corp in the State of Nevada. The Company was organized to explore investment opportunities in the energy business. In June 2016, the Company changed its business model to making and selling accessories to the motorcycle market.

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

The unaudited interim financial statements of the Company for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2020 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of June 30, 2020 and 2019, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the six months ended June 30, 2020 and depreciation and amortization expense totaled $5,857 and $5,211.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of June 30, 2020 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $423,951 as of June 30, 2020 and $348,875 as of December 31, 2019. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $32,117. During the year ended December 31, 2019 the Company acquired $4,006 in fixed assets. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Property and equipment	$36,122	$36,122
Less: accumulation depreciation	25,319	21,608
Net property and equipment	10,803	14,514

Depreciation expense totaled $3,794 and $3,127 for the six months periods ended June 30, 2020 and 2019, respectively.

NOTE 5 - OTHER ASSETS

On November 15, 2016, the Company issued 2,500,000 shares of common stock to a related party for certain designs and assets. The assets were accounted for at the transferor’s carry over basis of $7,465 on the acquisition date, due to the transferor being in control of Evil Empire at the date of transfer. The assets are being amortized over 36 months from date of completion which was prior to the date of acquisition. As of June 30, 2020 the net value of the asset is $83.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2020 and 2019 the Company paid compensation to a related party of $18,900 and $5,399, respectively.

NOTE 7 - EQUITY

During the six months ended June 30, 2020 the Company issued 262,250 shares of common stock with a value of $50,950 for cash

NOTE 8 - CONVERTIBLE NOTES

On May 24, 2018 Provencal Investments Limited, the purchaser of the note from Capilano Capital Inc. converted $1,125 of convertible debt into 225,000 shares of common stock. As of March 31, 2019 the outstanding balance of the note was $28,875 plus interest of $30,875 for a total of $49,403.

On February 2, 2018, the Company issued a one year $3,000 Convertible note Black Ridge Holdings Inc. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. The note is in default.

On March 22, 2018, the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. The note is in default.

On April 13, 2018, the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On May 15, 2018, the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On June 20, 2018, the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On June 28, 2018, the Company issued a one year $2,000 Convertible note to Blue Diamond Equities. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On January 9, 2019, the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On February 20, 2019, the Company issued a one year $3,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On March 19, 2019, the Company issued a one year $6,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On May 5, 2019, the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On May 8, 2019, the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On June 5, 2019, the Company issued a one year $8,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On July 12, 2019, the Company issued a one year $5,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On July 24, 2019, the Company issued a one year $5,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On August 26, 2019, the Company issued a one year $4,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

On September 18, 2019, the Company issued a one year $1,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of June 30, 2020 the Company had $266,669 of convertible debt plus interest of $76,233 for total of $342,902.

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

NOTE 9 -NOTES PAYABLE

On April 14, 2020, the Company issued a one year $40,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 12% per annum.

On June 17, 2020, the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 12% per annum.

On June 30, 2020, the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum.

NOTE 10 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of $40,000 at the signing of the agreement and an additional $60,000 during the six months ending June 30, 2020. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated. As of June 30, 2020 the agreement was still in effect.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Evil Empire Designs, Inc., (formerly Jaycor Resources Inc.) (Jaycor) was organized on December 23, 2009 under the name US Terra Energy Corp in the State of Nevada. The Company was organized to explore investment opportunities in the energy business. In June 2016, the Company changed its business model to making and selling accessories to the motorcycle market.

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

Results of Operations

The Company recorded revenue of $3,765 and $1,844 during the three and six month periods ended June 30, 2020 and $460 and $332 for the same periods in 2019, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2020 and 2019 were $52,567 and $29,267 compared to $22,493 and $9,283 for the same periods in 2019, respectively. Depreciation and amortization for the six and three month periods was $5,878 and $2,918 compared to $5,211 and $2,606 for the same periods in 2019.

Total other expense incurred in the three and six month periods ended June 30, 2020 $15,767 and $20,395, compared to $4,046 and $7,777 in the same periods in 2019, respectively.

For the three and six month periods ended June 30, 2020, our net loss was $46,108 and $75,075 compared to a net losses of $15,603 and $25,021 for the same periods in 2019. The difference pertains to h general & administrative expense in 2020 over 2019.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern.

At June 30, 2020, the Company had negative working capital of $348,939. Current assets consist of cash of 6,404. Current liabilities as of the same date were $355,343 consisting of convertible debt of $266,669 with accounts payable and accrued liabilities $88,674.

Net cash used in operating activities in the six months period ended June 30, 2020 was $48,643 compared to net cash used of $25,989 in the same period in 2019 The variance between the same periods in 2019 relates mainly to a higher net loss in 2020 over 2019.

Net cash used in investing activities was $60,000 for the six months ended June 30, 2020 and none in the same period in 2019.

Net cash provided by financing activities for the six month period ended June 30, 2020 was $95,950 compared to $27,520 in the same period in 2019. Cash provided was a result common stock issued for cash of $50,090 and convertible notes of $45,000 issued in 2020 and $27,520 of convertible notes for the same period in 2019.

As of June 30, 2020, the Company had total assets of $117,207 and total liabilities of $355,343. Accumulated deficit as of June 30, 2020 was $423,951. This compares to an accumulated deficit of $348,875 as of December 31, 2019. Liabilities increased in 2020 due mainly to an increase in accounts payables and accrued expense during this period versus the same period in 2019.

NEED FOR ADDITIONAL FINANCING:

The Company recently filed as S-1 registration statement for the sale of up to 1,000,000 share of its common stock. The maximum amount raised through the sale of the shares would be $200,000. The Company estimates their capital needs to be $100,000 per year thus the maximum amount with meet its capital needs for 2 years.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2020.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings.

ITEM 1A: RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020 the Company issued 262,250 shares of common stock with a value of $50,950 for cash.

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

EVIL EMPIRE DESIGNS, INC.

Dated: August 18, 2020	By:	/s/ Sheila Cunningham
Sheila Cunningham
President and Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

