Form 10-Q/A
period 2020-06-30
Evil Empire Designs, Inc.
filed 2020-09-25
CIK 1759424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

As of August 18, 2020, the Registrant had 8,057,750 shares of common stock issued and outstanding.

Amendment #1

The purpose of this amendment is to amend the number of shares outstanding on page one as of the date of this filing. The change has no impact on the financial statements and disclosures of this amended 10-Q.

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

NOTE 9 - NOTES PAYABLE

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

Results of Operations

The Company recorded revenue of $ 3,765 and $1,844 during the three and six month periods ended March 31, 2020 and $460 and $332 for the same periods in 2019, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2020 and 2019 were $52,567 and $29,267 compared to $22,493 and $9,283 for the same periods in 2019, respectively. Depreciation and amortization for the six and three month periods was $5,878 and $2,918 compared to $5,211 and $2,606 for the same periods in 2019.

Total other expense incurred in the three and six month periods ended June 30, 2020 $15,767 and $20,395, compared to $$4,046 and $7,777 in the same periods in 2019, respectively.

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

EVIL EMPIRE DESIGNS, INC.

Dated: September 25, 2020	By:	/s/ Sheila Cunningham
Sheila Cunningham
President and Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

