Form 10-Q
period 2020-09-30
Evil Empire Designs, Inc.
filed 2020-11-20
CIK 1759424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2020

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

As of November 19, 2020, the Registrant had 8,057,750 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) the Company’s ability to conduct the business if there are changes in laws, regulations, or government policies related to the motorcycle or motorcycle parts industry, (vi) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, (vii) the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy, and (viii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

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

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

EVIL EMPIRE DESIGNS, INC

 BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$--	$19,097
Inventory	--	11,105
Other asset	--	73

Total current assets	--	30,275

Fixed assets
Fixed assets, net of depreciation of $27,009 and $21,608	9,113	14,514
Other assets, net of amortization of $23,629 and $11,462	--	2,167
Investment	140,000	--

Total assets	149,113	$46,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$353	$--
Accounts payable and accrued expenses	93,362	79,297
Convertible notes payable	274,379	181,669
Total current liabilities	368,094	260,966

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 8,057,750, and 7,767,500 issued and outstanding, respectively:	8,058	7,768
Additional paid-in capital	222,757	127,097
Accumulated deficit	(449,796)	(348,875)
Total stockholders’ deficit	(218,981)	(214,010)

Total liabilities and stockholders’ deficit	$149,113	$46,956

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of September 30,

(Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Revenue	$3,829	$--	$7,594	$460
Cost of goods	793	166	793	166

Operating expenses:
General and administrative expense	22,244	26,036	74,811	48,529
Depreciation and amortization	1,950	2,605	7,828	7,816
Total operating expenses	24,194	28,641	82,639	56,345

Income (loss) from operations	(21,158)	(28,807)	(75,838)	(56,051)

Other income (expense):
Loss on assets	--	(249)	(11,045)	(249)
Interest expense	(4,688)	(4,451)	(14,038)	(12,228)
Total other income (expense)	(4,688)	(4,700)	(25,083)	(12,477)

Net income (loss)	$(25,846)	$(33,507)	$(100,921)	$(68,528)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	8,047,585	7,278,837	7,907,544	7,286,841

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

THREE MONTHS SEPTEMBER, 2019
Balance at June 30, 2019	7,275,000	$7,275	$29,100	$(222,575)	$(186,200)
Common stock issued for cash	107,500	108	21,393	--	21,501
Net loss	--	--	--	(33,507)	(33,507)

Balance at September 30, 2019	7,382,500	7,383	50,493	(271,685)	(213,809)

THREE MONTHS SEPTEMBER, 2020
Balance at June 30, 2020	8,032,750	8,033	177,782	(383,950)	(198,135)
Contribution investment	--	--	40,000	--	40,000
Common stock sold for cash	25,000	25	4,975	--	5,000

Net loss	--	--	--	(25,846)	(25,846)

Balance at September 30, 2020	8,057,750	8,058	222,757	(449,796)	$(218,981)

NINE MONTHS SEPTEMBER 2019
Balance at December 31, 2018	7,275,000	7,275	29,100	(203,157)	(166,782)
Common stock issued for cash	107,500	108	21,393	--	21,501
Net loss	--	--	--	(68,528)	(68,528)

Balance at September 30, 2019	7,382,500	7,3835	50,493	(271,685)	(213,809)

NINE MONTHS SEPTEMBER 2020
Balance at December 31, 2019	7,767,500	7,768	127,097	(348,875)	(214,010)
Common stock issued for cash	290,250	290	55,660	--	55,950
Contribution of investment	--	--	40,000	--	40,000
Net loss	--	--	--	(100,921)	(100,921)

Balance at September 30, 2020	8,057,750	$8,058	$222,757	$(449,796)	$(218,981)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net (loss)	$(100,921)	$(68,528)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,828	7,816
Changes in operating assets and liabilities:
Accounts receivable	73	(3,956)
Inventory	11,105	(8,531)
Accounts payable and accrued expenses	13,805	13,677
Net cash used in operating activities	(63,110)	(59,522)

Cash Flows from in investing activity
Investment	(100,000)	--
Net cash used in investing activities	(100,000)	--

Cash flows from financing activities:
Bank overdraft	353	--
Common stock issued for cash	55,950	21,501
Proceeds from notes payable	92,710	43,020
Net cash provided by financing activities	149,013	64,521

Net increase (decrease) in cash	(19,097)	(4,999)
Cash and cash equivalents – beginning of year	19,097	9,784
Cash and cash equivalents – end of period	$--	$14,783

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH TRANSACTIONS
Common stock issued for debt	$--	$--

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

The unaudited interim financial statements of the Company for the three and six months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2020 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of September 30, 2020 and 2019, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the nine months ended September 30, 2020 and depreciation and amortization expense totaled $7,828 and $7,816.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2020 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $449,796 as of September 30, 2020 and $348,875 as of December 31, 2019. (Note reclassification of legal fees) The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $32,117. During the year ended December 31, 2019 the Company acquired $4,006 in fixed assets. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Property and equipment	$36,122	$36,122
Less: accumulation depreciation	27,009	21,608
Net property and equipment	9,113	14,514

Depreciation expense totaled $7,828 and $7,816 for the nine months periods ended September 30, 2020 and 2019, respectively.

NOTE 5 - OTHER ASSETS

On November 15, 2016, the Company issued 2,500,000 shares of common stock to a related party for certain designs and assets. The assets were accounted for at the transferor’s carry over basis of $7,465 on the acquisition date, due to the transferor being in control of Evil Empire at the date of transfer. The assets are being amortized over 36 months from date of completion which was prior to the date of acquisition. As of September 30, 2020 the net value of the asset is zero.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine  months period ended September 30, 2020 and 2019 the Company paid compensation to a related party of $18,900 and $5,399, respectively.

NOTE 7 - EQUITY

During the nine months ended September 30, 2020 the Company issued 290,250 shares of common stock with a value of $55,950 for cash.

During the nine months ended September 30, 2020 a $ 40,000 deposit made in connection with the investment in Top of the Line Design, LLC (See Note 10) was contributed to the Company.

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

On April 14, 2020, the Company issued a one year $40,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 12% per annum .

On June 17, 2020, the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 12% per annum.

On June 30, 2020, the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum.

As of September 30, 2020 the Company had $274,379 of convertible debt plus interest of $80,921 for total of $355,300.

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

NOTE 10 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of $40,000 at the signing of the agreement and an additional $100,000 during the nine months ending September 30, 2020. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated. As of September 30, 2020 the agreement was still in effect.

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

Results of Operations

The Company recorded revenue of 3,879 and $7,594 during the three and nine month periods ended September 30, 2020 and zero and $460 for the same periods in 2019, respectively.

General and administrative expenses for the three and nine month periods ended September 30, 2020 and 2019 were $22,243 and $74,811 compared to $16,036 and $48,529 for the same periods in 2019, respectively. Depreciation and amortization for the three and nine month periods was $1,945 and $7,828 compared to $2,605 and $7,816 for the same periods in 2019.

Total other expense incurred in the three and nine month periods ended September 30, 2020 $4,688 and $25,083 , compared to $$4,700 and $12,477 in the same periods in 2019, respectively.

For the three and nine month periods ended September 30, 2020, our net loss was $25,845 and $100,921 compared to a net losses of $33,507 and $ 68,528 for the same periods in 2019. The difference pertains to higher general & administrative expense in 2020 over 2019.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2020, the Company had negative working capital of $368,094. Current assets were zero. Current liabilities as of the same date were $368,094 consisting of convertible debt of $274,379 with accounts payable and accrued liabilities $93,362 along with a bank overdraft of $353.

Net cash used in operating activities in the nine months period ended September 30, 2020 was $63,110 compared to net cash used of $59,522 in the same period in 2019 The variance between the same periods in 2019 relates mainly to a higher net loss in 2020 over 2019.

Net cash used in investing activities was $100,000 for the nine months ended September 30, 2020 and none in the same period in 2019. The investment was per the agreement with TOL.

Net cash provided by financing activities for the nine month period ended September 30, 2020 was $149,013 compared to $64,521 in the same period in 2019. Cash provided was a result common stock issued for cash of $55,090 and convertible notes of $92,710 issued in 2020 and $43,020 of convertible notes for the same period in 2019.

As of September 30, 2020, the Company had total assets of zero and total liabilities of $368,094. Accumulated deficit as of June 30, 2020 was $409,796. This compares to an accumulated deficit of $348,875 as of December 31, 2019. Liabilities increased in 2020 due mainly to an increase in accounts payables and accrued expense during this period versus the same period in 2019.

NEED FOR ADDITIONAL FINANCING:

The Company recently filed as S-1 registration statement for the sale of up to 1,000,000 share of its common stock. The maximum amount raised through the sale of the shares would be $200,000. The Company estimates their capital needs to be $100,000 per year thus the maximum amount with meet its capital needs for 2 years.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2020.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review.  Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings.

ITEM 1A:  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2020 the Company issued 290,250 shares of common stock with a value of $55,950 for cash.

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

EVIL EMPIRE DESIGNS, INC.

Dated: November 19, 2020	By:	/s/ Sheila Cunningham
Sheila Cunningham
President and Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

