Form 10-Q/A
period 2020-09-30
Evil Empire Designs, Inc.
filed 2021-03-17
CIK 1759424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

to

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

EXPLANATORY NOTE

On November 20, 2020, Evil Empire Designs, Inc., a Nevada corporation (the “Company”), filed Form 10-Q for the finical quarter ended September 30, 2020 (the September 30, 2020 Form 10-Q).  This Amendment No. 1 to From 10-Q is being made to (i) eliminate previous disclosure under Item 2 (Sales of Equity Securities and Use of Proceeds) of Part II since such information applies to previous fiscal quarter ends and was previously disclosed, (ii) correct a typographical error in Note 10 to the financial statements changing the amount of “$250,000” to “$350,000,” and (iii) separate Exhibit 31.1 (Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) into separate certifications – one for each of the principal executive office and the principal financial officer.  No other changes were made to the September 30, 2020 Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of the Company, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) the Company’s ability to conduct the business if there are changes in laws, regulations, or government policies related to the motorcycle or motorcycle parts industry, (vi) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, (vii) the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy, and (viii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

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

NOTE 10 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100% of Top of the Line for $350,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of $40,000 at the signing of the agreement and an additional $100,000 during the nine months ending September 30, 2020. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated. As of September 30, 2020 the agreement was still in effect.

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

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3:  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY INFORMATION

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Dated: March 17, 2021	By:	/s/ Sheila Cunningham
Sheila Cunningham
President and Chief Executive Officer, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

