Form 10-K
period 2020-12-31
Evil Empire Designs, Inc.
filed 2021-04-14
CIK 1759424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No. 000-56212

EVIL EMPIRE DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5530035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

441 Eastgate Rd.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.00.

As of April 9, 2021, there were 8,057,750 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

2

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our products, (ii) development and protection of our intellectual property, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) the exercise of the control over us by Sheila Cunningham, the Company’s sole director and officer, and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Evil Empire Designs, Inc. was incorporated on December 23, 2009, under the laws of the State of Nevada, under the name “US Tera Energy Corp.” On August 6, 2015, we changed our name to “JayCor Resources Inc.” On September 12, 2016, we changed our name to Evil Empire Designs, Inc. Sheila Cunningham has our served our sole director since March 11, 2016, and as our President, Chief Executive Officer, Secretary, Treasurer since March 16, 2016. Our business offices are currently located at 441 Eastgate Rd., Suite A, Henderson, Nevada 89011.

At December 31, 2020, our total current assets were $6,954 and our total current liabilities were $472,910. Our net loss for the twelve months ended December 31, 2020 was $31,589. Our accumulated deficit at December 31, 2020 was $(522,755).

Our principal administrative offices are located 441 Eastgate Rd., Henderson, Nevada 89011, and our telephone number is (725) 666-3700. Our website is www.evilempiredesigns.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2020.

December 31, 2020
Financial Summary
Cash and Cash Equivalents	$5,265
Total Assets	180,970
Total Liabilities	472,910
Total Stockholders’ Equity (Deficit)	$(291,940)

4

Business Overview

At Evil Empire our mission is to design and produce the highest quality aftermarket parts that appeal to middle and upper class female motorcycle enthusiasts to enhance the look of their American V-Twin or metric1 motorcycle allowing them to express their individuality.

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

5

Billet Aluminum Parts and Accessories

Evil Empire will continue to design and manufacture billet floorboards and passenger floorboards, foot pegs, shifter pegs, shift linkages, exhaust tips, handlebar grips, mirrors, license place frames, and various types of billet accessories. Our first two products in this category - custom floorboards and handlebar grips - have already been featured in several magazines. Examples of some of our accessories are s follows:

Fat Bob Fender

6

Mid-Controls

Exhaust Muffler

7

Faring

Hardbags and Lids

8

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

Industry Analysis and Industry Trends

Based on information we have obtained from the Whiteboard Research Summary on Motorcycle Industry (the “Whiteboard Research Summary”), we believe that the demand for custom aftermarket motorcycle parts and accessories is highly dependent on the number of Harley-Davidson and metric motorcycles sold. We also believe the motorcycle industry itself is highly dependent on disposable income, confidence in the future of the economy, and leisure time. Prior to the recession of 2009, the largest market segment for the previous five years was composed of middle-aged males. As these consumers aged and as the recession hit, motorcycle manufacturers saw sales decline. In the USA, Harley-Davidson, the industry’s largest manufacturer reported a sales decline of 23.4%. In response, industry looked for new segments to exploit: expanding overseas, targeting younger/new riders, and targeting women.

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

As of 2013, roughly 12% of the riders in the USA were women – an increase of about 30% over the last decade according the Motorcycle Industry Council. Whether it is because they’ve been targeted, or because they realize the benefits of riding, Harley Davidson, the top-selling motorcycle brand among women in the U.S., sold more new on-road motorcycles to women in the U.S. in 2013.

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

Each of our products are sold with a quality warranty card. Once filled, Evil Empire will begin building a database of customers to whom we can repeatedly market (the “Evil Empire Club”). These customers will get promotions on new products and minimally once a year be invited to a Evil Empire Club ride. The ride will consist of women in the club descending on an unsuspecting SPA town where they will be pampered for a weekend. The publicity generated from this event will be invaluable.

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

Research and Development Activities and Costs

We have not incurred any research and development costs for the fiscal years ended December 31, 2020.

Employees

As of the date hereof, we have 1 non-employee officer, Sheila Cunningham, who operates our company. The Company also uses approximately 19 independent contractor consultants and advisors in connection with its operations.

Description of Properties

Our executive offices are located at 441 Eastgate Rd., Henderson, Nevada 89011, and our telephone number is (725) 666-3700. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located 441 Eastgate Rd., Henderson, Nevada 89011. We believe that this space is adequate for our present operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not listed or quoted on any market or exchange. We intend to have our common stock be quoted on the OTC Markets.

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

Holders

As of April 9, 2021, there were 8,057,750 shares of common stock issued and outstanding held by approximately 58 holders of record.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual incomes exceeding $0.20 million individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in the State of Nevada on December 23, 2009, and established a fiscal year end of December 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from related-party loans and the proceeds of share subscriptions.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $12,797 from our business during the year ended December 31, 2020. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for an early-stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are an early stage company, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

With new investors joining, the Company will increase its current efforts on marketing and selling its already created variety of products.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2020 and 2019

As of December 31, 2020, we suffered from a working capital deficit of $465,956. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Revenues	$12,797	$3,054
Cost of revenue	878	206
Gross margin	11,919	2,848
Total operating expenses	160,542	130,953
Other income (expense)	(25,257)	(17,613)
Loss before Income Taxes	(173,880)	(145,718)
Income tax expense	-	-
Net loss	(173,880)	(145,718)

Revenue. We generated revenues of $12,979 and $3,054 for the years ended December 31, 2020 and 2019.

Cost of Revenue. Cost of revenue for the years ended December 31, 2020 and 2019, was $878 and $206, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $11,919 and $2,848 for the years ended December 31, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $150,817 and $120,531 for the years ended December 31, 2020 and 2019, respectively. The increase in G&A is primarily attributable to the stock-based compensation.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2020 and 2019were $0.

Net Loss. During the year ended December 31, 2020, we incurred a net loss of $173,880, as compared to $145,718 for the same period ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $5,265, accounts receivable and accrued expenses of $104,581, convertible notes payable of $323,329, and notes payable of $45,000.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2020	2019
Net cash provided used in operating activities	$(129,350)	$(124,625)
Net cash provided by investing activities	(127,092)	(4,006)
Net cash provided by financing activities	242,610	137,554

Net Cash Used In Operating Activities.

For the year ended December 31, 2020, net cash used in operating activities was $129,350, which consisted primarily of a net loss of $173,880 offset by depreciation and amortization of $9,757, changes in operating assets of $73, inventory of $9,416, and an increase in accrued expenses and other payables of $25,284.

For the year ended December 31, 2019, net cash used in operating activities was $124,625, which consisted primarily of a net loss of $145,718, offset by depreciation and amortization of $10,422, changes in operating assets of $(73), inventory of $(8,481), and accrued expenses and other payables of $19,615.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

For the year ended December 31, 2019, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2020, net cash provided by financing activities was $242,610 consisting of $141,660 of proceeds from the sale of convertible promissory notes, $45,000 of proceeds from the sale of notes, and $55,950 of proceeds from the sale of common stock.

For the year ended December 31, 2019, net cash provided by financing activities was $137,554 consisting of $39,064 of proceeds from the sale of notes, and $98,490 from the sale of common stock.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

COVID-19

We continue to evaluate the impact of the COVID-19 pandemic on the industry and our Company and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and results of our operations, the specific impact is not readily determinable as of the date of this filing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

1. Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

2. Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

3. Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

4. Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

5. Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

6. Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company records its revenue from booking income upon the ticket booking service is rendered to travelers. The Company also records its revenue from the sale of air tickets upon the confirmation and issuance of tickets to the travelers.

7. Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

8. Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

9. Share-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units, based on estimated grant date fair values. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company records compensation expense, net of estimated forfeitures, over the requisite service period.

10. Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

11. Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

12. Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayment and other receivables, amount due from a director and operating lease right-of-use assets, approximate their fair values because of the short maturity of these instruments.

13. Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2020, with no material impact to the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2020. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, and applied the guidance prospectively to its goodwill impairment tests.

Accounting Standards Not Yet Adopted as of December 31, 2020

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The Company believes that other recent accounting pronouncement will not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

Subsequent Events

None through date of this filing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Evil Empire Designs, Inc.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Evil Empire Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evil Empire Designs, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

April 14, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

EVIL EMPIRE DESIGNS, INC

BALANCE SHEETS AS OF:

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$5,265	$19,097
Inventory	1,689	11,105
Other Current assets	--	73

Total current assets	6,954	30,275

Fixed assets
Fixed assets, net of depreciation of $29,196 and $21,608	19,016	14,514
Other assets, net of amortization of $2,167 and $11,462	--	2,167
Other assets- investment	155,000	--

Total assets	$180,970	$46,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$104,581	$79,297
Convertible notes payable	323,329	181,669
Notes payable	45,000	--
Total current liabilities	472,910	260,996

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized 8,057,750 and 7,767,500, issued and outstanding, respectively:	8,058	7,768
Additional paid in capital	222,757	127,097
Accumulated deficit	(522,755)	(348,875)
Total stockholders’ deficit	(291,940)	(214,010)

Total liabilities and stockholders’ deficit	$180,970	$46,956

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenue	$12,797	$3,054
Cost of goods	878	206
Gross Margin	11,919	2,848

Operating expenses:
Amortization and depreciation	9,725	10,422
General and administrative expenses	150,817	120,531
Total operating expenses	160,542	130,953

Loss from operations	(148,623)	(128,105

Other income(expense)
Other expense	-	(697)
Interest expense	(25,257)	(16,916)
Total other income (expense)	(25,257)	(17,613)

Net loss	$(173,880)	$(145,718)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding	7,945,694	7,304,966

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	7,275,000	7,275	29,100	(203,157)	(166,782)
Common stock issued for cash	492,500	493	97,997		98,490

Net loss	--	--	--	(145,718)	(145,718)

Balance at December 31, 2019	7,767,500	$7,768	$127,097	$(348,875)	$(214,010)
Common stock issued for cash	290,250	290	55,660	--	55,950
Contribution of investment	---	--	40,000	-	40,000

Net loss	--	--	--	(173,880)	(173,880)

Balance at December 31, 2020	8,057,750	8,058	222,757	(522,755)	(291,940)

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

	Years Ended December 31.
	2020	2019

Cash flows from operating activities:

Net loss	$(173,880)		$(145,718)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	9,757		10,422
Changes in operating assets and liabilities:
Other current assets	73		(73)
Inventory	9,416		(8,481)
Accounts payable and accrued expenses	25,284		19,615
Net cash used in operating activities	(129,350)		(124,625)

Cash flows used in investing activities
Investments	(115,000)
Acquisition of fixed assets	(12,092)		(4,006)
Net cash used in investing activities	(127,092)		(4,006)

Cash flows from financing activities
Sale of common stock	55,950		98,490
Proceeds from notes payable	45,000		--
Proceeds from convertible note payable	141,660		39,064
Net cash provided by financing activities	242,610		137,554

Net increase (decrease) in cash	(13,832)		9,313
Cash – beginning of period	19,097		9,784
Cash – end of period	$5,265		$19,097

SUPPLEMENT DISCLOSURES:
Interest paid	$--		$--
Income taxes paid	$--		$--

NON-MONETORY TRANSATIONS
Contribution of investment	$40,000	$

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, the Company did not have any cash equivalents.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended December 31, 2019 and 2020, depreciation and amortization expense totaled $9,757 and $10,422, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of December 31, 2019 and 2020 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $348,875 and $522,755 as of December 31, 2019 and 2020. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and 2020:

	December 31, 2019	December 31, 2020

Property and equipment	$32,117	$48,212
Less: accumulation depreciation	17,603	29,196
Net property and equipment	14,514	19,016

Depreciation expense totaled $2,268 and $9,725 for the years ended December 31, 2019 and, 2020, respectively. The assets are being depreciated over a 3 year life.

NOTE 5 - OTHER ASSETS

On December 12,2019 the Company entered into a memorandum of Understanding with Top of the Line Designs, LLC. (TOL) and its owner Sean Belitsos. Under the terms of the agreement, the Company will purchase TOL for $350,000. As of December 31, 2020 the Company has paid TOL $155,000 which is carried as other asset on the Company balance sheet. The Company owes TOL $195,000 to complete the transaction.

NOTE 6 - INCOME TAXES

At December 31, 2019 and 2020, the Company had a federal net operating loss carry forward of approximately $348,875 and $522,755, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2019 and 2020:

	December 31,
	2019	2020

Deferred tax assets:
Net operating loss	73,263	109,779
Less: Valuation Allowance	(73,263)	(109,779)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of, December 31, 2019 and 2020 was $73,263 and $109,779, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Thus, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2019 and 2020, accordingly, recorded a full valuation allowance.

The Company has not filed tax returns and is subject to review by the Internal Revenue Service for all open years.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019 and 2020 the Company paid compensation to a related party of $27,674 and $31,387, respectively.

NOTE 8 - EQUITY

During the year ended December 31, 2019 the Company issued 492,500 shares of common stock with a value of $98,490 to 27 individuals for cash.

During the year ended December 31, 2019 the Company issued 290,250 shares of common stock with a value of $55,950 to 27 individuals for cash.

NOTE 9 - CONVERTIBLE NOTES

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

On May 24, 2018 Provencal Investments Limited, the purchaser of the note from Capilano Capital Inc. converted $1,125 of convertible debt into 225,000 shares of common stock. As of December 31, 2020 the outstanding balance of the note was $28,875 plus interest of $35,152.

On July 7, 2016, the Company issued a $50,000 one-year convertible note to Blue Diamond Equities. The note bears interest at 10% per annum and is convertible at the lower of $0.005 per share or 40% of the market price of the shares at date of conversion. The conversion price is non-dilutive. On July 6, 2018 the note holder converted $1,750 of debt at $0.005 into 300,000 shares of common stock. As of December 31, 2020 the outstanding balance of the note was $48,500 plus interest of $24,429. The note is in default.

On February 17, 2017 the Company issued a one year $10,000 Convertible note to Black Ridge Holdings, LLC. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. On July 6, 2018 the note holder converted $1,750 of debt into 350,000shares of common stock. As of December 31, 2020 the outstanding balance of the note including interest was $11,336. The note is in default.

On May 18, 2017 the Company issued a one year $5,000 Convertible note to Pioneer Associates, LLC. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. On July 6, 2018 the note holder converted $1,500 of debt into 300,000 shares of common stock. As of December 31, 2020 the outstanding balance of the note including interest was $5,049. The note is in default.

On July 11, 2017 the Company issued a one year $4,990 Convertible note to 0985358 BC, Ltd The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance including interest was $6,457. The note is in default.

On September 13, 2018 the Company issued a one year $2,990 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,979. The note is in default.

On September 18, 2017 the Company issued a one year $4,000 Convertible note. to Black Ridge Holdings Inc. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $5,413, The note is in default.

On October 26, 2017 the Company issued a one year $10,000 note to Pioneer Associates, LLC. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $13,186. The note is in default.

On February 2, 2018 the Company issued a one year $3,000 Convertible note Black Ridge Holdings Inc. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,889. The note is in default.

On March 22, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,834. The note is in default.

On April 13, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,803.

On May 15, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,000.

On June 20, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,184.

On June 28, 2018 the Company issued a one year $2,000 Convertible note to Blue Diamond Equities. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $2,575.

On July 24, 2018 the Company issued a one year $2,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,108.

On August 2, 2018 the Company issued a one year $8,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $9,130.

On August 31, 2018 the Company issued a one year $3,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $3,699.

On September 13, 2018 the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $2,500.

On January 9, 2019 the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $4,800.

On February 20, 2019 the Company issued a one year $3,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 20192020 the outstanding balance of the note including interest was $4,006.

On March 19, 2019 the Company issued a one year $6,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 20192020 the outstanding balance of the note including interest was $7,070.

On May 3, 2019 the Company issued a one year $4,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $5,063.

On May 8, 2019 the Company issued a one year $2,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $2,428.

On June 5, 2019 the Company issued a one year $8,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $9,205.

On July 12, 2019 the Company issued a one year $5,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $5,718.

On July 24, 2019 the Company issued a one year $5,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $5,614.

On August 26, 2019 the Company issued a one year $4,500 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $4,475.

On September 18, 2019 the Company issued a one year $1,000 Convertible note to 0985358 BC, Ltd. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding balance of the note including interest was $2,125.

During the year ended December 31, 2020 the Company issued 20 a one year Convertible notes to 0985358 BC, Ltd. The notes bear an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2020 the outstanding principal balance of the twenty notes was $186,660 plus interest of $3,371 for a total of $190,031.

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

NOTE 10 - SUBSEQUENT EVENT

On January 15, 2021. The Company issued a $10,000 secured note to Top of the Line Design, LLC. The note bears interest of 12% per annum and matures as of July 15, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer, who acts as both our principal executive office and principal financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our management concluded that as of December 31, 2020 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Our Chief Executive Officer, who acts as both our principal executive officer and principal financial officer, performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Sheila Cunningham	54	President, Chief Executive Officer, Secretary, Treasurer and Director

Sheila Cunningham

Director, President, Secretary and Treasurer

Sheila Cunningham, has served as our President and Chief Executive Officer, Secretary, Treasurer since March 16, 2016 and a director since March 11, 2016. Ms. Cunningham, an avid motorcycle rider, has been featured in several magazines for her customization work. Ms. Cunningham has been employed as a motorcycle designer since 2002.

In 2002, Ms. Cunningham became a co-owner of, Detroit Custom Choppers, a motorcycle company in Detroit that designed one-off motorcycles. Ms. Cunningham has earned several awards and recognitions for her motorcycle design work, including 1st Pro Street and Best in Show in 2002, at the 50th Anniversary Detroit AutoRama, as well as the Ridler Award in connection with another person. In 2003 Ms. Cunningham and another person won 1st Pro Street at the Las Vegas Bike Fest. Ms. Cunningham and her designs have been featured on magazine covers, including Hot Bike magazine in 2003 and American Bagger magazine in 2010, driving her Harley-Davidson Road King Custom, and the cover of the August 2015 American Bagger magazine.

Ms. Cunningham’s entrepreneurial desire evidenced by her ideas which led to the establishment of our business, and her experience in the aftermarket motorcycle parts business, led to our conclusion that Ms. Cunningham should be serving as a member of our Board of Directors in light of our business and structure.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

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

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees and Consultants

As of December 31, 2020, the Company has no significant employees. The Company is managed by Sheila Cunningham, our sole director and officer.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Family Relationships

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

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Employment Agreements

We have no employment agreements with any of our directors.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Sheila	2020	0	0	0	0	0	0	27,674	27,674
Cunningham (1)	2019	0	0	0	0	0	0	31,387	31,387

___________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2020.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2020.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sheila Cunningham (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

  _____________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Sheila Cunningham (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

We currently do not pay any compensation to our directors for serving on our board of directors.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Sheila Cunningham receives no compensation solely in his capacity as a director of the Company. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 9, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,057,750 shares of our common stock issued and outstanding as April 9, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Sheila Cunningham (3)	4,500,000	55.8%
Common Stock	Atalanta Corp. (4)	1,500,000	18.6%
All directors and executive officers as a group (1 person)		4,500,000	55.8%

______________

(1)	Calculated based on 8,057,750 shares of common stock issued and outstanding on March 19, 2020.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 441 Eastgate Rd., Suite A, Henderson, Nevada 89011.
(3)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.
(4)	Voting and dispositive control held by Brian Keasberry.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding common stock or their family members, that exceeded the lesser of $120,000 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

During the year ended December 31,2020, the Company paid compensation of $27,674 to Sheila Cunningham.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Our board of directors has not separately designated and standing committees. Accordingly, the duties customarily performed by an audit committee, compensation committee, and governance and nominating committee are performed by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2020 and 2019, the total fees charged to the company for audit services, including quarterly reviews were $6,000 and $4,750, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
321	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: April 14, 2021	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer, and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sheila Cunningham, as his or her true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Evil Empire Designs, Inc. for the fiscal year ended December 31, 2020, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: April 14, 2021	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President, Chief Executive Officer, Secretary, Treasurer, and Director (principal executive officer, principal accounting officer, and principal financial officer)

