Form 10-Q
period 2021-03-31
Evil Empire Designs, Inc.
filed 2021-05-17
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-56212

EVIL EMPIRE DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5530035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

441 Eastgate Rd.

Henderson, Nevada 89011

 (Address of principal executive offices, zip code)

(725) 666-3700

 (Registrant’s telephone number, including area code)

___________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2021, there were 8,057,750 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

 BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,292	$5,265
Inventory	1,736	1,689

Total current assets	3,028	6,954

Fixed assets
Fixed assets, net of depreciation of $31,094 and $29,196	17,119	19,016
Investment	182,500	155,000

Total assets	$202,647	$180,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$117,155	$104,581
Convertible notes payable	365,209	323,329
Notes payable	45,000	45,000
Total current liabilities	527,364	472,910

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 8,057,750, and 8,057,750 issued and outstanding, respectively:	8,058	8,058
Additional paid-in capital	222,757	222,757
Accumulated deficit	(555,532)	(522,755)
Total stockholders’ deficit	(324,717)	(291,940)

Total liabilities and stockholders’ deficit	$202,647	$180,970

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of March 31,

(Unaudited)

	Three Months
	2021	2020
Revenue	$5,057	$1,921
Cost of goods	317	--
Gross Margin	4,740	1,921

Operating expenses:
General and administrative expense	25,546	23,321
Depreciation and amortization	1,897	2,939
Total operating expenses	27,443

Income (loss) from operations	(22,703)	(24,340)

Other income (expense):	--	60
Interest expense	(10,074)	(4,688)
Total other income (expense)	(10,074)	(4,688)

Net income (loss)	$(32,777)	$(28,968)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	8,057,750	7,810,165

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	7,767,500	$7,768	$127,097	$(348,875)	$(214,010)
Common stock issued for cash	52,000	52	10,348	--	10,400

Net loss	--	--	--	(28,968)	(28,968)

Balance at March 31, 2020	7,819,500	7,820	137,445	(377,843)	(232,578)

Balance at December 31, 2020	8,057,500	8,058	222,757	(522,755)	(291,940)

Net loss	--	--	--	(32,777)	(32,777)

Balance at March 31, 2021	8,057,500	$8,058	$222,757	$(555,532)	$(324,717)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net (loss)	$(32,777)	$(28,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,897	2,939
Changes in operating assets and liabilities:
Inventory	(47)	--
Accounts payable and accrued expenses	12,574	4,771
Net cash used in operating activities	(18,353)	(21,267)

Cash Flows from in investing activity
Investment	(27,500)	--
Net cash used in investing activities	(27,500)	--

Cash flows from financing activities:
Common stock issued for cash	--	10,400
Proceeds from convertible notes	41,880	--
Net cash provided by financing activities	41,880	10,400

Net increase (decrease) in cash	(3,973)	(10,867)
Cash and cash equivalents – beginning of year	5,265	19,097
Cash and cash equivalents – end of period	$1,292	$8,230

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH TRANSACTIONS
Common stock issued for debt	$--	$--

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

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

The unaudited interim financial statements of the Company for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2021 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of March 31, 2021 and 2020, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three months ended March 31, 2021 and depreciation and amortization expense totaled $1,897 and $2,939.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $555,532 as of March 31, 2021 and $522,755 as of December 31, 2020. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Property and equipment	$48,212	$48,212
Less: accumulation depreciation	31,093	29,196
Net property and equipment	17,119	19,016

Depreciation expense totaled $1,897 and $2,939 for the three months periods ended March 31, 2021 and 2020, respectively

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2021 and 2020 the Company paid compensation to a related party of $6,750 and $1,350, respectively.

NOTE 6 - CONVERTIBLE NOTES

During the three months period ended March 31, 2021 the Company issued a one year Convertible note to 0985358 BC, Ltd for $41,880. The note bears an interest of 12% per annum and is convertible into common stock only if unpaid at maturity at a conversion price to be negotiated between the holder and the Company.

As of March 31, 2020 the Company had $181,669 of convertible debt plus interest of $71,545 for total of $253,244.

As of March 31, 2021 the Company had $365,209 of convertible debt plus accrued interest of $102,214 for total of $467,423.

The Company determined the convertible notes do not meet the requirements for derivative liability accounting as described in ASC 815. As the shares of the Company do not have a value other than par, are not readily convertible to cash at the date of issuance and are not registered to be traded. Additionally, there is no beneficial conversion feature described in ASC 470 on the date of issuance.

NOTE 7 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $350,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of $40,000 at the signing of the agreement and an additional $142,500 as of March 31, 2021 for a total of $182,500. The agreement was effective for 90 days and if terminate by both parties the deposits were to be terminated. As of March 31, 2021 the agreement was still in effect by extension.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2020 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56212; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 14, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on December 23, 2009, and established a fiscal year end of December 31.

The Company’s authorized capital stock amounts to 125,000,000 shares, consisting of 100,000,000 of common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share.

Going Concern

To date the Company has had operations and revenues of a developing business, and consequently has incurred recurring losses from operations. No substantial revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from related-party loans and the proceeds of share subscriptions.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $5,057 from our business for the three month ended March 31 2021, and revenues of $12,797 from our business during the year ended December 31, 2020. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and 2020

The Company recorded revenue of $5,057 during the three periods ended March 31, 2021 and $1,921 for the same periods in 2020, respectively.

General and administrative expenses for the three month period ended March 31, 2021 were $25,546 as compared to $23,321 for the same period in 2020. Depreciation and amortization for the three month period was $1,987 compared to $2,939 for the same periods in 2020.

Total other expense incurred in the three month periods ended March 31, 2021 was $10,074, compared to $$4,628 in the same periods in 2020, respectively.

For the three months period ended March 31, 2021, our net loss was $32,777 compared to a net losses of $28,968 for the same periods in 2020. The difference pertains to higher interest in 2021 over 2020.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At March 31, 2021, the Company had negative working capital of $524,336. Current assets were $3,028. Current liabilities as of the same date were $527,364 consisting of convertible debt of $365,209 with accounts payable and accrued liabilities $117,155.

Net cash used in operating activities in the three months period ended March 31, 2021 was $18,353 compared to net cash used of $21,267 in the same period in 2020 The variance between the same periods relates mainly to a higher net loss in 2021 over 2020.

Net cash used in investing activities was $27,500 for the three months ended March 31, 2021 and none in the same period in 2020. The investment was per the agreement with TOL.

Net cash provided by financing activities for the three months period ended March 31,.2021 was $41,880 compared to $10,400 in the same period in 2020. Cash provided was a result of convertible notes of $41,880 issued in 2021 and none for the same period in 2020.

As of March 31, 2021, the Company had total assets of 3,038 and total liabilities of $524,215. Accumulated deficit as of March 31, 2021 was $553,032. This compares to an accumulated deficit of $522,755 as of December 31, 2020.. Liabilities increased in 2020 due mainly to an increase in accounts payables and accrued expense during this period versus the same period in 2020.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2020.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our President and Chief Executive Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the President and Chief Executive Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*+
101.SCH	XBRL Taxonomy Extension Schema Document*+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

*Filed herewith.

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: May 17, 2021	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

