Form 10-Q
period 2021-06-30
Evil Empire Designs, Inc.
filed 2021-09-08
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 30, 2021, there were 8,057,750 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,873	$5,265
Accounts receivable	3,956
Inventory	1,736	1,689

Total current assets	13,565	6,954

Fixed assets
Fixed assets, net of depreciation of $32,990 and $29,196	15,222	19,016
Investment	182,500	155,000

Total assets	$211,287	$180,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$114,669	$104,581
Convertible notes payable	377,125	323,329
Notes payable	45,040	45,000
Total current liabilities	536,834	472,910

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 8,057,750, and 8,057,750 issued and outstanding, respectively:	8,058	8,058
Additional paid-in capital	222,757	222,757
Accumulated deficit	(556,362)	(522,755)
Total stockholders’ deficit	(325,547)	(291,940)

Total liabilities and stockholders’ deficit	$211,287	$180,970

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of June 30,

(Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Revenue	$5,277	$1,844	$10,334	$3,765
Cost of goods	2,968	-	3,285	-
Gross Margin	2,309	1,844	7,049	3,765

Operating expenses:
General and administrative expense	(8,372)	29,267	17,174	52,567
Depreciation and amortization	1,897	2,918	3,794	5,878
Total operating expenses	(6,475)	32,185	20,968	58,445

Income (loss) from operations	8,784	(30,341)	(13,919)	(54,680)

Other income (expense):
Other income	700		700	60
Loss on asset	-	(11,105)	-	(11,105)
Interest expense	(10,314)	(4,662)	(20,388)	(9,350)
Total other income (expense)	(9,614)	(15,767)	(19,688)	(20,395)

Net income (loss)	$(830)	$(46,108)	$(33,607)	$(75,075)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	8,057,750	7,862,569	8,057,750	7,837,386

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	7,767,500	$7,768	$127,097	$(348,875)	$(214,010)
Common stock issued for cash	52,000	52	10,348	-	10,400

Net loss	--	-	-	(28,968)	(28,968)

Balance at March 31, 2020	7,819,500	7,820	137,445	(377,843)	(232,578)
Common stock issued for cash	213,250	213	40,337	-	40,550

Net loss	--	-	-	(46,108)	(46,108)

Balance at June 30, 2020	8,032,750	8,032	177,782	(423,951)	(238,136)

Balance at December 31, 2020	8,057,500	8,058	222,757	(522,755)	(291,940)

Net loss	--	-	-	(32,777)	(32,777)

Balance at March 31, 2021	8,057,500	8,058	222,757	(555,532)	(324,717)

Net loss	--	-	-	(830)	(830)

Balance at June 30, 2021	8,057,500	$8,058	$222,775	$(556,362)	$(325,547)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 20

(Unaudited)

	Six Months
	2021	2020

Cash flows from operating activities:
Net (loss)	$(33,607)	$(75,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,794	5,878
Changes in operating assets and liabilities:
Accounts receivable	(3,956)	73
Inventory	(47)	11,105
Accounts payable and accrued expenses	10,088	9,376
Net cash used in operating activities	(23,728)	(48,643)

Cash Flows from in investing activity
Investment	(27,500)	(60,000)
Net cash used in investing activities	(27,500)	(60,000)

Cash flows from financing activities:
Common stock issued for cash		50,950
Proceeds from convertible notes	53,836	45,000
Net cash provided by financing activities	52,836	95,950

Net increase (decrease) in cash	2,608	(12,693)
Cash and cash equivalents – beginning of year	5,265	19,097
Cash and cash equivalents – end of period	$7,873	$6,404

SUPPLEMENT DISCLOSURES:
Interest paid	-	-
Income taxes paid

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

The unaudited interim financial statements of the Company for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2021 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of June 30, 2021 and 2020, respectively due to no receivables listed.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and six months ended June 30, 2021 and depreciation and amortization expense totaled $1,897 and $3,794.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of June 30, 2021 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $556,362 as of June 30, 2021 and $522,755 as of December 31, 2020. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Property and equipment	$48,212	$48,212
Less: accumulation depreciation	32,990	29,196
Net property and equipment	15,222	19,016

Depreciation expense totaled $3,794 and $2,939 for the three and six months periods ended June 30, 2021 and 2020, respectively

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months and six period ended June 30, 2021 and 2020 the Company paid compensation to a related party of $2,585 and $18,900, respectively.

NOTE 6 - EQUITY

During the six months ended June 30, 2020 the Company issued 262,250 shares of common stock with a value of $50,950 for cash.

NOTE 7 - CONVERTIBLE NOTES

During the six months period ended June 30, 2021 the Company issued a one year Convertible note to 0985358 BC, Ltd for $ 48,880. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of March 31, 2020 the Company had $181,669 of convertible debt plus interest of $71,545 for total of $253,244.

As of June 30, 2021 the Company had $373,209 of convertible debt plus accrued interest of $102,214 for total of $467,423.

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

NOTE 8 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100% of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of $40,000 at the signing of the agreement and an additional $142,500 as of June 30, 2021 for a total of $182,500.. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated. As of June 30, 2021 the agreement was still in effect.

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

OVERVIEW

The Company was incorporated in the State of Nevada on December 23, 2009, and has established a fiscal year end of December 31.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $10,334 from our business for the six months ended June 39, 2021. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2021 and 2020

The Company recorded revenue of $5,277 and $1,844 during the three months ended June 30, 2021 and 2020, respectively. The Company recorded revenue of $10,334 and $3,765 during the six months ended June 30, 2021 and 2020, respectively.

Operating expenses for the three-month periods ended June 30, 2021 and 2020, were $(6,475) and $32,182, respectively, consisting of a general and administrative expense of $(8,372) and depreciation and amortization of $1,897 for the three months ended June 30, 2021, and a general and administrative expense of $29,267 and depreciation and amortization of $2,918 for the three months ended June 30, 2020.

Operating expenses for the six-month periods ended June 30, 2021 and 2020, were $20,968 and $58,445, respectively, consisting of a general and administrative expense of $17,174 and depreciation and amortization of $52,567 for the six months ended June 30, 2021, and a general and administrative expense of $3,794 and depreciation and amortization of $5,878 for the six months ended June 30, 2020.

For the three-month period ended June 30, 2021, we had net income of $830. By comparison, for the three-month period ended June 30, 2020, we incurred a net loss of $46,108. For the six-month periods ended June 30, 2021 and 2020, we incurred net losses of $33,607 and $75,075, respectively.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2021, the Company had negative working capital of $523,269. Current assets were $13,565. Current liabilities as of the same date were $536,834, consisting of convertible debt of $377,125, with accounts payable and accrued liabilities $114,669.

Net cash used in operating activities in the six-month period ended June 30, 2021 was $23,728, compared to net cash used of $48,643 in the same period in 2020. The variance between the same periods relates mainly to a lower loss in 2021 over 2020.

Net cash used in investing activities was $(27,500) for the six-month period ended June 30, 2021 and $(60,000) in the same period in 2020. The investment was per the agreement with TOL.

Net cash provided by financing activities for the three months period ended June 30, 2021 was $52,836, compared to $95,950 in the same period in 2020. Cash provided was a result of convertible notes in the principal amounts of $53,836 issued in 2021, and a result of convertible notes in the principal amounts of $45,000 and common stock issued for $50,950, in 2020.

As of June 30, 2021, the Company had total assets of $211,287 and total liabilities of $536,834. Our accumulated deficit as of June 30, 2021 was $556,362. This compares to an accumulated deficit of $522,755 as of June 30, 2020. Liabilities increased in 2021 due mainly to an increase in accounts payables and accrued expense during this period versus the same period in 2020.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

*XBRL (Inline Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: September 8, 2021	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

