Form 10-Q
period 2021-09-30
Evil Empire Designs, Inc.
filed 2021-12-21
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 19, 2021, there were 8,057,750 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

 BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106	$5,265
Accounts receivable	46,365	-
Loan interest receivable	2,268	-
Inventory	1,736	1,689

Total current assets	50,476	6,954

Fixed assets
Fixed assets, net of depreciation of $34,887 and $29,196	13,325	19,016
Investment	182,500	155,000
Loan receivable	100,000	-

Total assets	346,300	$180,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$124,983	$104,581
Convertible notes payable	377,125	323,329
Notes payable	145,030	45,000
Total current liabilities	647,138	472,910

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 8,057,750, and 8,057,750 issued and outstanding, respectively:	8,058	8,058
Additional paid-in capital	222,757	222,757
Accumulated deficit	(531,652)	(522,755)
Total stockholders’ deficit	(300,837)	(291,940)

Total liabilities and stockholders’ deficit	$346,300	$180,970

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of September 30,

(Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Revenue	$50,895	$3,829	$61,229	$7,594
Cost of goods	8,231	793	11,516	793
Gross Margin	42,634	3,036	49,713	6,801

Operating expenses:
General and administrative expense	8,010	22,244	25,184	74,811
Depreciation and amortization	1,897	1,950	5,691	7,828
Total operating expenses	9,907	24,194	30,875	82,639

Income (loss) from operations	32,757	(21,158)	18,838	(75,838)

Other income (expense):
Other income	2,267	-	2,967	-
Loss on asset	-	-	-	(11,045)
Interest expense	(10,314)	(4,688)	(30,702)	(14,038)
Total other income (expense)	(8,047)	(4,688)	(27,735)	(25,083)

Net income (loss)	$24,710	$(25,846)	$(8,897)	$(100,921)

Net income (loss) per share, basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	8,057,750	8,047,585	8,057,750	7,907,544

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	7,767,500	$7,768	$127,097	$(348,875)	$(214,010)
Common stock issued for cash	52,000	52	10,348	--	10,400

Net loss	--	--	--	(28,968)	(28,968)

Balance at March 31, 2020	7,819,500	7,820	137,445	(377,843)	(232,578)
Common stock issued for cash	213,250	213	40,337	--	40,550

Net loss	--	--	--	(46,108)	(46,108)

Balance at June 30, 2020	8,032,750	8,033	177,782	(423,951)	(238,136)
Contribution investment	--	--	40,000	--	40,000
Common stock sold for cash	25,000	25	4,975	--	5,000

Net loss	--	--	--	(25,846)	(25,846)

Balance at September 30, 2020	8,057,750	8,058	222,757	(449,796)	(218,981)

Balance at December 31, 2020	8,057,500	8,058	222,757	(522,755)	(291,940)

Net loss	--	--	--	(32,777)	(32,777)

Balance at March 31, 2021	8,057,500	8,058	222,757	(555,532)	(324,717)

Net loss	--	--	--	(830)	(830)

Balance at June 30, 2021	8,057,500	8,058	222,757	(556,362)	325,547)

Net income (loss)	--	--	--	24,710	24,710

Balance at September 30, 2021	8,057,500	$8,057	$222,757	$(531,652)	$(300,837)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	Nine Months
	2021	2020

Cash flows from operating activities:	$(8,897)	$(100,921)
Net (loss)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,691	7,823
Changes in operating assets and liabilities:
Accounts receivable	(48,633)	73
Inventory	(47)	11,105
Accounts payable and accrued expenses	20,401	13,805
Net cash used in operating activities	(31,485)	(63,110)

Cash Flows from in investing activity
Investment	(127,500)	(100,000)
Net cash used in investing activities

Cash flows from financing activities:
Bank overdraft	-	353
Common stock issued for cash	-	55,950
Proceeds from notes payable	100,030	-
Proceeds from convertible notes	53,796	92,710
Net cash provided by financing activities	153,826	149,013

Net increase (decrease) in cash	(5,159)	(19,097)
Cash and cash equivalents – beginning of year	5,265	19,097
Cash and cash equivalents – end of period	$106	$-

SUPPLEMENT DISCLOSURES:
Interest paid	-	-
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

The unaudited interim financial statements of the Company for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2021 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of September 30, 2021 and 2020, respectively due to no receivables listed.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and nine months ended September 30, 2021 depreciation and amortization expense totaled $1,897 and $5,691.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2021 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $531,652 as of September 30, 2021 and $522,755 as of December 31, 2020. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Property and equipment	$48,212	$48,212
Less: accumulation depreciation	34,887	29,196
Net property and equipment	13,325	19,016

Depreciation expense totaled $5,691 and $7,816 for nine months periods ended September 30, 2021 and 2020, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine period ended September 30, 2021 and 2020 the Company paid compensation to a related party of $16,860 and $18,900, respectively.

NOTE 6 - EQUITY

During the nine months ended September 30, 2020 the Company issued 262,250 shares of common stock with a value of $50,950 for cash.

During the nine months ended September 30, 2020 a $ 40,000 deposit made in connection with the investment in Top of the Line Design, LLC was contributed to the Company.

NOTE 7 - NOTES

During the nine months period ended September 30, 2021 the Company issued a one-year Convertible note to 0985358 BC, Ltd for $ 49,840. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of September 30, 2020 the Company had $274,379 of convertible debt plus interest of $80,921 for total of $355,300.

As of September 30, 2021 the Company had $377,125 of convertible debt and $145,030 of notes payable plus accrued interest of $122,842 for total of $645,372.

The Company determined the convertible note do not mees the requirements for derivative liability accounting as described in ASC 815. As the shares of the Company do not have a value other than par, are not readily convertible to cash at the date of issuance and are not registered to be traded. Additionally, there is no beneficial conversion feature described in ASC 470 on the date of issuance.

NOTE 8 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $350,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of $40,000 at the signing of the agreement and an additional $142,500 as of September 30, 2021 for a total of $182,500. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated. As of September 30, 2021 the agreement was still in effect.

On July 23, 2021 the Company advanced TOL $100,000. The advance is a note receivable with a one year term bearing interest at 12% per annum.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $61,229 from our business for the nine months ended September 30, 2021. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2021 and 2020

The Company recorded revenue of $50,895 and $3,829 during the three months ended September 30, 2021 and 2020, respectively. The Company recorded revenue of $61,229 and $7,594 during the nine months ended September 30, 2021 and 2020, respectively.

Operating expenses for the three-month periods ended September 30, 2021 and 2020, were $9,907 and $24,194, respectively, consisting of a general and administrative expense of $8,010 and depreciation and amortization of $1,897 for the three months ended September 30, 2021, and a general and administrative expense of $22,244 and depreciation and amortization of $1,950 for the three months ended September 30, 2020.

Operating expenses for the nine-month periods ended September 30, 2021 and 2020, were $30,875 and $82,639, respectively, consisting of a general and administrative expense of $25,184 and depreciation and amortization of $5,691 for the nine months ended September 30, 2021, and a general and administrative expense of $74,811 and depreciation and amortization of $7,828 for the nine months ended September 30, 2020.

For the three-month period ended September 30, 2021, we had net income of $24,750. By comparison, for the three-month period ended June 30, 2020, we incurred a net loss of $25,846. For the nine-month periods ended September 30, 2021 and 2020, we incurred net losses of $8,897 and $100,921, respectively.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2021, the Company had negative working capital of $596,662. Current assets were $50,476. Current liabilities as of the same date were $647,138, consisting of convertible debt of $377,125, outstanding notes of $145,030, and accounts payable and accrued liabilities $124,983.

Net cash used in operating activities in the nine-month period ended September 30, 2021 was $31,485, compared to net cash used of $63,110 in the same period in 2020. The variance between the same periods relates mainly to a lower loss in 2021 over 2020.

Net cash used in investing activities was $(127,500) for the nine-month period ended September 30, 2021 and $(100,000) in the same period in 2020. The investment was pursuant to an agreement with TOL.

Net cash provided by financing activities for the nine months period ended September 30, 2021 was $153,826, compared to $149,013 in the same period in 2020. Cash provided was a result of proceeds from notes payable in the amount of $100,030 and convertible notes in the principal amounts of $53,796 issued in 2021, and a result of convertible notes in the principal amounts of $92,710 and common stock issued for $55,950, in 2020.

As of September 30, 2021, the Company had total assets of $346,300 and total liabilities of $647,138. Our accumulated deficit as of September 30, 2021 was $531,652. Liabilities increased in 2021 due mainly to an increase in accounts payables and accrued expense during this period versus the same period in 2020.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EVIL EMPIRE DESIGNS, INC.

Date: December 21, 2021	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

