Form 10-K
period 2021-12-31
Evil Empire Designs, Inc.
filed 2022-04-27
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.00.

As of April 21, 2022, there were 8,447,750 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

At December 31, 2021, our total current assets were $10,369 and our total current liabilities were $664,719. Our net loss for the twelve months ended December 31, 2021 was $66,943. Our accumulated deficit at December 31, 2021 was $(589,698).

Our principal administrative offices are located 441 Eastgate Rd., Henderson, Nevada 89011, and our telephone number is (725) 666-3700.  Our website is www.evilempiredesigns.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2021.

December 31, 2020
Financial Summary
Cash and Cash Equivalents	$6,365
Total Assets	305,836
Total Liabilities	664,719
Total Stockholders’ Equity (Deficit)	$(358,883)

Business Overview

At Evil Empire our mission is to design and produce the highest quality aftermarket parts that appeal to middle and upper class female motorcycle enthusiasts to enhance the look of their American V-Twin or metric1 motorcycle allowing them to express their individuality.

4

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

7

Exhaust Muffler

8

Faring

9

Hardbags and Lids

10

Mid-Controls

11

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

Research and Development Activities and Costs

We have not incurred any research and development costs for the fiscal years ended December 31, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are quoted on the over-the-counter markets, currently on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “EVVL”.  Our shares of common stock have never traded on the OTC Pink tier of the OTC Markets Group.

Holders

As of April 22, 2022, the Company had 8,447,750 shares of common stock issued and outstanding, and we had approximately 58 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2021.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $25,927 from our business during the year ended December 31, 2021. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2021 and 2020

As of December 31, 2021, we suffered from a working capital deficit of $654,350. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Revenues	$25,927	12,797
Cost of revenue	11,563	878
Gross margin	14,364	11,919
Total operating expenses	43,260	160,542
Other income (expense)	(38,048)	(25,257)
Loss before Income Taxes	(66,943)	(173,880)
Income tax expense	-	-
Net loss	(66,943)	(173,880)

Revenue. We generated revenues of $25,927 and $12,797 for the years ended December 31, 2021 and 2020.

Cost of Revenue. Cost of revenue for the years ended December 31, 2021 and 2020, was $11,563 and $878, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $14,362 and $11,919 for the years ended December 31, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $19,676 and $119,430 for the years ended December 31, 2021 and 2020, respectively. The decrease in G&A is primarily attributable to a reduction in issuance of stock-based compensation.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2021 and 2020 were $0.

Net Loss. During the year ended December 31, 2021, we incurred a net loss of $66,943, as compared to $173,880 for the same period ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $0, accounts receivable and accrued expenses of $6,365, convertible notes payable of $377,125, and notes payable of $145,030.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2020	2020
Net cash provided used in operating activities	$(127,500)	$(127,092)
Net cash provided by investing activities	(127,500)	(127,092)
Net cash provided by financing activities	153,844	242,610

Net Cash Used In Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $31,069, which consisted primarily of a net loss of $66,943 offset by depreciation and amortization of $6,049, changes in operating assets of $6,365 of accounts receivable and $2,268 of other current assets, inventory of $47, and an increase in accrued expenses and other payables of $37,965.

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

For the year ended December 31, 2021, there is no net cash provided by investing activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $153,844 consisting of $53,796 of proceeds from the sale of convertible promissory notes, $100,030 of proceeds from the sale of notes, and $18 of proceeds from a bank overdraft.

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

5. Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

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

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2021. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

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

Accounting Standards Not Yet Adopted as of December 31, 2021

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

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2021, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Evil Empire Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evil Empire Designs, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Red Bank, NJ

April 25, 2022

331 Newman Springs Road
Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

EVIL EMPIRE DESIGNS, INC

BALANCE SHEETS AS OF:

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$-	$5,265
Accounts receivable	6,365	-
Inventory	1,736	1,689
Other Current assets	2,268	-

Total current assets	10,369	6,954

Fixed assets
Fixed assets, net of depreciation of $35,246 and $29,196	12,967	19,016
Other assets- investment	182,500	155,000
Note receivable- TOL	100,000	-
Total assets	305,836	$180,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$18	$-
Accounts payable and accrued expenses	142,546	104,581
Convertible notes payable	377,125	323,329
Notes payable	145,030	45,000
Total current liabilities	664,719	472,910

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized 8,057,750 and 8,057,750, issued and outstanding, respectively:	8,058	8,058
Additional paid in capital	222,757	222,757
Accumulated deficit	(589,698)	(522,755)
Total stockholders’ deficit	(358,883)	(291,940)

Total liabilities and stockholders’ deficit	$305,836	$180,970

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenue	$25,927	$12,797
Cost of goods	11,563	878
Gross Margin	14,364	11,919

Operating expenses:
Amortization and depreciation	6,049	9,725
Consulting	17,535	31,387
General and administrative expenses	19,676	119,430
Total operating expenses	43,260	160,542

Loss from operations	(28,896)	(148,623)

Other income(expense)
Other income	2,968	-
Interest expense	(41,015)	(25,257)
Total other income (expense)	(38,048)	(25,257)

Net loss	$(66,943)	$(173,880)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding	8,057,750	7,945,694

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	7,767,500	$7,768	$127,097	$(348,875)	$(214,010)
Common stock issued for cash	290,250	290	55,660	--	55,950
Contribution of investment	---	--	40,000	-	40,000

Net loss	-	--	--	(173,880)	(173,880)

Balance at December 31, 2020	8,057,750	8,058	222,757	(522,755)	(291,940)

Net loss	-	--	--	(66,943)	(66,943)

Balance at December 31, 2021	8,057,750	$8,058	$222,757	$(589,698)	$(358,883)

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

	Years Ended December 31.
	2021		2020

Cash flows from operating activities:

Net loss		$(66,943)	$(173,880)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization		6,049	9,757
Changes in operating assets and liabilities:
Accounts receivable		(6,365)
Other current assets		(2,268)	73
Inventory		(47)	9,416
Accounts payable and accrued expenses		37,965	25,284
Net cash used in operating activities		(31,609)	(129,350)

Cash flows used in investing activities
Investments		(127,500)	(115,000)
Acquisition of fixed assets		-	(12,092)
Net cash used in investing activities		(127,500)	(127,092)

Cash flows from financing activities
Bank overdraft		18	-
Sale of common stock		-	55,950
Proceeds from notes payable		100,030	45,000
Proceeds from convertible note payable		53,796	141,660
Net cash provided by financing activities		153,844	242,610

Net increase (decrease) in cash		(5,265)	(13,832)
Cash – beginning of period		5,265	19,097
Cash – end of period		$-	$5,265

SUPPLEMENT DISCLOSURES:
Interest paid		$-	$-
Income taxes paid		$-	$-

NON-MONETORY TRANSATIONS
Contribution of investment	$		$40,000

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year.  At December 31, 2021, the accounts receivable was with one customer, who is also a lender of the Company.  No allowance for bad debt was considered necessary as of December 31, 2021 and 2020, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended December 31, 2021 and 2020, depreciation and amortization expense totaled $6,049 and $9,725, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of December 31, 2021 and 2020 no impairment losses have been recognized.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $589,698 and $522,755 as of December 31, 2021 and 2020. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and 2020:

	December 31. 2021	December 31, 2020

Property and equipment	$48,213	$48,212
Less: accumulation depreciation	35,246	29,196
Net property and equipment	12,967	19,016

Depreciation expense totaled $6,049 and $9,725 for the years ended December 31, 2021 and, 2020, respectively. The assets are being depreciated over a 3 year life.

NOTE 5 – OTHER ASSETS

On December 12,2019 the Company entered into a memorandum of Understanding with Top of the Line Designs, LLC. (TOL) and its owner Sean Belitsos.  Under the terms of the agreement, the Company will purchase TOL for $350,000. As of December 31, 2021 the Company has paid TOL $282,500 which is carried as other asset on the Company balance sheet. The Company owes TOL $67,500 to complete the transaction.

NOTE 6 – INCOME TAXES

At December 31, 2021 and 2020, the Company had a federal net operating loss carry forward of approximately  $348,875 and  $522,755, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2019 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	83,164	109,779
Less: Valuation Allowance	(83,164)	(109,779)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of, December 31, 2021 and 2020 was $83,165 and $109,779, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  Thus, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2021 and 2020, accordingly, recorded a full valuation allowance.

The Company has not filed tax returns and is subject to review by the Internal Revenue Service for all open years.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021 and 2020 the Company paid compensation to a related party of $17,535 and $31,387, respectively.

NOTE 8 – EQUITY

During the year ended December 31, 2020 the Company issued 262,250 shares of common stock with a value of $50,950 for cash.

During the year ended December 31, 2020 a $ 40,000 deposit made in connection with the investment in  Top of the Line Design, LLC  was contributed to the Company.

NOTE 9 – CONVERTIBLE NOTES

During the year ended December 31, 2020 the Company issued   twenty one year Convertible notes to 0985358 BC, Ltd. The notes bear an interest of 10% per annum and is convertible into common stock at $0.005 per share. As of December 31, 2021 the outstanding principal balance of the twenty notes was $186,660 plus interest of $22,037 for a total of $208,697.

During the year ended December 31, 2021 the Company issued a one-year Convertible note to 0985358 BC, Ltd for $49,840. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of December 31, 2021 the Company had $377,125 of convertible debt and $145,030 of notes payable plus accrued interest of $133,156  for total of $655,331.

The Company determined the convertible note does not meet the requirements for derivative liability accounting as described in ASC 815. As the shares of the Company do not have a value other than par, are not readily convertible to cash at the date of issuance and are not registered to be traded. Additionally, there is no beneficial conversion feature described in ASC 470 on the date of issuance.

NOTE 10 – INVESTMENTS

On December  12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $350,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of  $40,000 at the  signing of the  agreement and an additional $142,500 as of September 30, 2021 for a total of $182,500.  The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated.  As of December 31, 2021 the agreement was still in effect.

On July 23, 2021 the Company advanced TOL $100,000. The advance is a note receivable with a one year term bearing interest at 12% per annum.

NOTE 11 – SUBSEQUENT EVENT

The Company has evaluated subsequent events to determine events occurring after December 31, 2021, through April 25, 2022 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Our management, including the Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our management concluded that as of December 31, 2021 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Sheila Cunningham	55	President, Chief Executive Officer, Secretary, Treasurer and Director

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

Significant Employees and Consultants

As of December 31, 2021, the Company has no significant employees.  The Company is managed by Sheila Cunningham, our sole director and officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Sheila	2021	0	0	0	0	0	0	15,525	15,525
Cunningham (1)	2020	0	0	0	0	0	0	27,674	27,674

___________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2021.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2021:

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

The following table sets forth director compensation or the fiscal year ended December 31, 2021:

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

The percentages below are calculated based on 8,447,750 shares of our common stock issued and outstanding as April 22, 2022. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Sheila Cunningham (3)	4,500,000	53.2%
Common Stock	Atalanta Corp. (4)	1,500,000	17.7%
All directors and executive officers as a group (1 person)		4,500,000	53.2%

______________

(1)	Calculated based on 8,447,750 shares of common stock issued and outstanding on March 19, 2020.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 441 Eastgate Rd., Suite A, Henderson, Nevada 89011.
(3)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.
(4)	Voting and dispositive control held by Brian Keasberry.

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

During the year ended December 31, 2021, the Company paid compensation of $15,525 to Sheila Cunningham.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2021 and 2020, the total fees charged to the company for audit services, including quarterly reviews were $7,000 and $6,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

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

EVIL EMPIRE DESIGNS, INC.

Date: April 27, 2022	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer, and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sheila Cunningham, as his or her true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Evil Empire Designs, Inc. for the fiscal year ended December 31, 2021, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: April 27, 2022	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President, Chief Executive Officer, Secretary, Treasurer, and Director (principal executive officer, principal accounting officer, and principal financial officer)

