Form 10-Q
period 2022-03-31
Evil Empire Designs, Inc.
filed 2022-05-23
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2022 there were 8,057,750 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

 BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,723	$-
Accounts receivable	6,365	6,365
Inventory	1,736	2,736
Other current assets	5,268	2,268

Total current assets	24,092	10,369

Fixed assets
Fixed assets, net of depreciation of $37,143 and $35,246	11,070	12,967
Other assets-investment	182,500	182,500
Note receivable- TOL	100,000	100,000
Total assets	$317,662	$305,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$-	$18
Accounts payable and accrued expenses	157,751	142,546
Convertible notes payable	379,125	377,125
Notes payable	158,959	145,030
Total current liabilities	695,835	664,719

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized, 8,057,750, and 8,057,750 issued and outstanding, respectively:	8,058	8,058
Additional paid-in capital	222,757	222,757
Accumulated deficit	(608,988)	(589,698)
Total stockholders’ deficit	(378,173)	(358,883)

Total liabilities and stockholders’ deficit	$317,662	$305,836

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of March 31,

(Unaudited)

	Three Months
	2022	2021
Revenue	$10,474	$5,057
Cost of goods	13,980	317
Gross Margin	(3,506)	4,740

Operating expenses:
General and administrative expense	4,583	25,546
Depreciation and amortization	1,897	1,897
Total operating expenses	6,480	27,443

Income (loss) from operations	(9,986)	(22,703)

Other income (expense):
Interest income	3,000	-
Interest expense	(12,304)	(10,074)
Total other income (expense)	(9,304)	(10,074)

Net income (loss)	$(19,290)	$(32,777)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	8,057,750	8,057,750

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	8,057,500	8,058	222,757	(522,755)	(291,940)

Net loss	--	-	-	(32,777)	(32,777)

Balance at March 31, 2021	8,057,500	8,058	222,757	(555,532)	(324,717)

Balance at December, 31, 2021	8,057,500	8,058	222,757	(589,698)	(358,883)

Net loss	--	-	-	(19,290)	(19,290)

Balance at March 31, 2022	8,057,500	$8,058	$222,757	(608,988)	(378,173)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net (loss)	$(19,290)	$(32,777)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,897	1,897
Changes in operating assets and liabilities:
Inventory	-	(47)
Accounts payable and accrued expenses	12,205	12,574
Net cash used in operating activities	(5,188)	(18,353)

Cash Flows from in investing activity
Investment	-	(27,500)
Net cash used in investing activities	-	(27,500)

Cash flows from financing activities:
Bank overdraft	(18)	-
Proceeds from convertible notes	15,929	41,880
Net cash provided by financing activities	15,911	41,880

Net increase (decrease) in cash	10,723	(3,973)
Cash and cash equivalents – beginning of year	-	5,265
Cash and cash equivalents – end of period	$10,723	$1,292

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Common stock issued for debt	$-	$-

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

The unaudited interim financial statements of the Company for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of March 31, 2022 and 2021, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three months ended March 31, 202 and depreciation and amortization expense totaled $358.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of March 31, 2022 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $608,988 as of March 31, 2022 and $589,698 as of December 31, 2021 The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Property and equipment	$48,213	48,213
Less: accumulation depreciation	(37,173)	(35,246)
Net property and equipment	11,070	12,967

Depreciation expense totaled $1,897 and $1,897 for the three months periods ended March 31, 2022 and 2021, respectively

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2022 and 2021 the Company paid compensation to a related party of $6,750 and $6,750, respectively.

NOTE 6 - CONVERTIBLE NOTES

During the three months period ended March 31, 2021 the Company issued a one year $ Convertible note to 0985358 BC, Ltd for $ 24,700. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

During the three months ended March 31, 2022, the Company issued one year convertible notes to 0985358 BL Ltd for $2,000. The notes bear interest of 10% per annum and are convertible into common stock at $0.005 per share.

As of March 31, 2022 the Company had $379,125 of convertible debt plus accrued interest of $145,460 for total of $524,585.

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

NOTE 7 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line of $40,000 at the signing of the agreement and an additional $142,500 as of March 31, 2022 for a total of $182,500. In addition, the Company issued notes to TOL for a total of $100,000. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated. As of March 31, 2022 the agreement was still in effect.

On July 23, 2021 the Company advanced TOL $100,000. The advance is a note receivable with a one year term bearing interest at 12% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2021 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56212; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 18, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $61,229 from our business for the three months ended March 31, 2022. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2022 and 2021

The Company recorded revenue of $50,895 and $3,829 during the three months ended March 31, 2022 and 2021, respectively. The Company recorded revenue of $61,229 and $7,594 during the nine months ended March 31, 2022 and 2021, respectively.

Operating expenses for the three-month periods ended March 31, 2022 and 2021, were $6,4807 and $27,443, respectively, consisting of a general and administrative expense of $4,583 and depreciation and amortization of $1,897 for the three months ended March 31, 2022, and a general and administrative expense of $25,546 and depreciation and amortization of $1,897 for the three months ended March 31, 2022.

For the three-month period ended March 31, 2022, we had net loss of $19,290. By comparison, for the three-month period ended March 31, 2021, we incurred a net loss of $32,777.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At March 31, 2022, the Company had negative working capital of $378,173. Current assets were $5,268. Current liabilities as of the same date were $695,835, consisting of convertible debt of $379,125, outstanding notes of $158,959, and accounts payable and accrued liabilities $157,751.

Net cash used in operating activities in the three-month period ended March 31, 2022 was 5,188, compared to net cash used of $18,353 in the same period in 2021. The variance between the same periods relates mainly to a lower loss in 2022 over 2021.

Net cash used in investing activities was $0 for the three-month period ended March 31, 2022 and $(27,500) in the same period in 2021.

Net cash provided by financing activities for the three months period ended March 31, 2022 was $15,911, compared to $41,880 in the same period in 2021. Cash provided was a result of proceeds from convertible notes in the principal amounts of  $15,929 in  2022 and $ 41,880 issued in 2021.

As of March 31, 2022, the Company had total assets of $317,662 and total liabilities of $695,835.  Our accumulated deficit as of March 31, 2022 was $608,988.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2022.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EVIL EMPIRE DESIGNS, INC.

Date: May 23, 2022	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

