Form 10-Q
period 2022-06-30
Evil Empire Designs, Inc.
filed 2022-08-23
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2022 there were 8,057,750 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$164	$-
Accounts receivable	6,365	6,365
Interest receivable	8,268	2,268
Inventory	1,736	1,736

Total current assets	16,533	10,369

Fixed assets
Fixed assets, net of depreciation of $37,286 and $35,246	10,927	12,967
Other assets- Investment	182,500	182,500
Note receivable-TOL	100,000	100,000

Total assets	$309,960	$305,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	-	18
Accounts payable and accrued expenses	158,764	142,546
Convertible notes payable	379,125	337,125
Notes payable	158,958	145,030
Total current liabilities	696,847	664,719

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized, 8,057,750, and 8,057,750 issued and outstanding, respectively:	8,058	8,058
Additional paid-in capital	222,757	222,757
Accumulated deficit	(617,702)	(589,698)
Total stockholders’ deficit	(386,887)	(358,883)

Total liabilities and stockholders’ deficit	$309,960	$305,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of June 30,

(Unaudited)

	Three Months		Six Months
	2022	2021	2022	2021
Revenue	$10,171	$5,277	$20,645	$10,334
Cost of goods	4,075	2,968	18,055	3,285
Gross Margin	6,096	2,309	2,590	7,049

Operating expenses:
General and administrative expense	5,448	(8,372)	10,031	17,174
Depreciation and amortization	143	1,897	2,040	3,794
Total operating expenses	5,591	(6,475)	12,071	20,968

Income (loss) from operations	505	8,784	(9,481)	(13,919)

Other income (expense):
Other income	3,085	700	6,085	700
Loss on asset				-
Interest expense	(12,304)	(10,314)	(24,608)	(20,338)
Total other income (expense)	(9,219)	(9,614)	(18,523)	(19,688)

Net income (loss)	$(8,714)	$(830)	$(28,004)	$(33,607)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	8,057,750	8,057,750	8,057,750	8,057,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVIL EMPIRE DESIGNS, INC

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	8,057,500	8,058	222,757	(522,755)	(291,940)

Net loss	--	-	-	(32,777)	(32,777)

Balance at March 31, 2021	8,057,500	8,058	222,757	(555,532)	(324,717)

Net loss	--	-	-	(830)	(830)

Balance at June 30, 2021	8,057,500	$8,058	$222,775	$(556,362)	$325,547)

Balance at December 31, 2021	8,057,500	8,058	222,757	(589,698)	(358,883)

Net loss	--	-	-	(19,290)	(19,290)

Balance at March 31, 2022	8,057,500	8,058	227,757	(608,988)	(378,173)

Net income	--	-	-	(8,714)	(8,714)

Balance at June 30, 2022	8,057,500	$8,058	$227,757	$(617,702)	$(386,887)

The accompanying notes are an integral part of these unaudited condensed financial statements

EVIL EMPIRE DESIGNS, INC

CONDENSED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30

(Unaudited)

	Six Months
	2022	2021

Cash flows from operating activities:
Net (loss)	$(28,004)	$(33,607)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,040	3,794
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	(4,956)
Inventory		(47)
Accounts payable and accrued expenses	16,217	10,088
Net cash used in operating activities	(15,747)	(23,728)

Cash Flows from in investing activity
Investment	-	(27,500)
Net cash used in investing activities	-	(27,500)

Cash flows from financing activities:
Bank overdraft	(18)	-
Proceeds from convertible notes	15,929	53,836
Net cash provided by financing activities	15,911	53,836

Net increase (decrease) in cash	164	2,608
Cash and cash equivalents – beginning of year	-	5,265
Cash and cash equivalents – end of period	$164	$7,873

SUPPLEMENT DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The unaudited interim financial statements of the Company for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. As of June 30, 2022 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of June 30, 2022 and 2021, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and six  months ended June 30, 2022 and depreciation and amortization expense totaled $143 and $2,040.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $617,702 as of June 30, 2022 and $589,698 as of December 31, 2021. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment  and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Property and equipment	$48,212	$48,212
Less: accumulation depreciation	37,285	35,245
Net property and equipment	10,927	12,967

Depreciation expense totaled $143 and $2,040 for the three and six  months periods ended June 30, 2022 and 2021, respectively

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months and six period ended June 30, 2022 and 2021 the Company paid compensation to a related party of $1,850 and $2,585 respectively.

NOTE 6 - CONVERTIBLE NOTES

During the six months period ended June 30, 2021 the Company issued a one year Convertible note to 0985358 BC, Ltd for $ 48,880. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of June 30, 2022 the Company had $379,125 of convertible debt plus accrued interest of $157,764 for total of $467,423.

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

NOTE 7 - INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100% of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line (TOL) of  $40,000 at the  signing of the  agreement and an additional $142,500 as of June 30, 2021 for a total of $182,500. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated.  As of June 30, 2021 the agreement was still in effect. The Company loaned TOL an additional $100,000 on demand with an interest rate of 13% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2021 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56212; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 27, 2022. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $24,100 and $34,574, from our business for the three and six months, respectively, ended June 30, 2022. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2022 and 2021

The Company recorded revenue of $10,171 and $5,277 during the three months ended June 30, 2022 and 2021, respectively. The Company recorded revenue of $20,645 and $10,334 during the six months ended June 30, 2022 and 2021, respectively.

Operating expenses for the three-month periods ended June 30, 2022 and 2021, were $5,591 and $(6,475), respectively, consisting of a general and administrative expense of $5,448 and depreciation and amortization of $143 for the three months ended June 30, 2022, and consisting of a general and administrative expense of $5,448 and depreciation and amortization of $143 for the three months ended June 30, 2022

Operating expenses for the six-month periods ended June 30, 2022 and 2021, were $12,071 and $20,968, respectively, consisting of a general and administrative expense of $10,031 and depreciation and amortization of $2,040 for the six months ended June 30, 2022, and consisting of a general and administrative expense of $17,174 and depreciation and amortization of $3,794 for the six months ended June 30, 2021.

For the three-month periods ended June 30, 2022 and 2021, we had net losses of $(8,714) and $(830). For the six-month periods ended June 30, 2022 and 2021, we had net losses of $(28,004) and $(33,607), respectively.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2022, the Company had negative working capital of 386,887. Total current assets were $16,533. Current liabilities as of the same date were $682,919, consisting of convertible debt of $379,125, outstanding notes of $158,958, and accounts payable and accrued liabilities $158,764.

Net cash used in operating activities in the six-month periods ended June 30, 2022 and 2021 was $15,747 and $23,728, respectively. The variance between the same periods relates mainly to a lower loss in 2022 over 2021.

Net cash used in investing activities was $0 and $27,500 for the six-month periods ended June 30, 2022 and 2021.

Net cash provided by financing activities for the six month periods ended June 30, 2022 was $15,911, compared to $53,836 in the same period in 2021. Cash provided was a result of proceeds from convertible notes and note payable in the principal amounts of $2,000 offset by overdraft $18 in 2022 and $53,836 in convertible notes issued plus a note payable of $40 in 2021.

As of June 30, 2022, the Company had total assets of $309,960 and total liabilities of $696,847. Our accumulated deficit as of March 31, 2022 was $617,702.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2022.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009
3.1.2	Certificate of Amendment, dated April 24, 2012
3.1.2	Certificate of Amendment, dated April 24, 2012
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

 *Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: August 23, 2022	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

