Form 10-Q
period 2022-09-30
Evil Empire Designs, Inc.
filed 2022-12-13
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 28, 2022 there were 8,797,750 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,956	$-
Accounts receivable	8,765	6,365
Interest receivable	11,268	2,268
Inventory	1,736	1,736

Total current assets	29,725	10,369

Fixed assets
Fixed assets, net of depreciation of $38,967 and $ 35,246	9,245	12,967
Other assets- Investment	188,700	182,500
Note receivable-TOL	100,000	100,000

Total assets	$327,670	$305,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$-	$18
Accounts payable and accrued expenses	171,867	142,546
Convertible notes payable	375,425	337,125
Notes payable	158,959	145,030
Total current liabilities	706,251	664,719

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 8,797,750, and 8,057,750 issued and outstanding, respectively:	8,798	8,058
Additional paid-in capital	225,717	222,757
Accumulated deficit	(613,096)	(589,698)
Total stockholders’ deficit	(378,581)	(358,883)

Total liabilities and stockholders’ deficit	$327,670	$305,836

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of September  30,

(Unaudited)

	Three Months		Nine Months
	2022	2021	2022	2021
Revenue	$22,246	$50,895	$42,891	$61,229
Cost of goods	3,683	8,231	21,738	11,516
Gross Margin	18,563	42,634	21,153	49,713

Operating expenses:
General and administrative expense	2,971	8,010	13,002	25,184
Depreciation and amortization	1,682	1,897	3,722	5,691
Total operating expenses	4,653	9,907	16,724	30,875

Income (loss) from operations	13,910	32,757	4,429	18,838

Other income (expense):
Other income	3,000	2,267	9,085	2,967
Loss on asset
Interest expense	(12,304)	(10,314)	(36,912)	(30,702)
Total other income (expense)	(9,304)	(8,047)	(27,827)	(27,735)

Net income (loss)	$4,606	$24,710	$(23,398)	$(8,897)

Net income (loss) per share, basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	8,391,596	8,057,750	8,298,485	8,057,750

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	8,057,500	8,058	222,757	(522,755)	(291,940)

Net loss	-	-	-	(32,777)	(32,777)

Balance at March 31, 2021	8,057,500	8,058	222,757	(555,532)	(324,717)

Net loss	-	-	-	(830)	(830)

Balance at June 30, 2021	8,057,500	8,058	222,775	(556,362)	(325,547)

Net income (loss)	-	-	-	24,710	24,710

Balance at September 30, 2021	8,057,500	$8,058	$222,757	$(531,652)	$(300,837)

Balance at December 31, 2021	8,057,500	8,058	222,757	(589,698)	(358,883)

Net income (loss)	-	-	-	(19,290)	(19,290)

Balance at March 31, 2022	8,057,500	8,058	227,757	(608,988)	(378,173)

Net income (loss)	-	-	-	(8,714)	(8,714)

Balance at June 30, 2022	8,057,500	8,058	227,757	(617,702)	(386,887)
Common stock issued for convertible debt	740,000	740	2,960	-	3,700

Net income (loss)	-	-	-	4,606	4,606

Balance at September 30, 2022	8,797,750	$8,798	$225,717	$(613,096)	$(378,581)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	2022	2021

Cash flows from operating activities:
Net (loss)	$(23,398)	$(8,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,722	5,691
Changes in operating assets and liabilities:
Accounts receivable	(2,400)	(48,633)
Inventory		(47)
Interest earned	(9,000)	-
Accounts payable and accrued expenses	29,321	20,401
Net cash used in operating activities	(1,755)	(31,485)

Cash Flows from in investing activity
Investment	(6,200)	(127,500)
Net cash used in investing activities	(6,200)	(127,500)

Cash flows from financing activities:
Proceeds from bank overdraft	(18)	-
Proceeds from notes payable	13,929	100,030
Proceeds from convertible notes	2,000	53,796
Net cash provided by financing activities	15,911	153,826

Net increase (decrease) in cash	7,956	(5,129)
Cash and cash equivalents – beginning of year	-	5,265
Cash and cash equivalents – end of period	$7,956	$106

SUPPLEMENT DISCLOSURES:
Interest paid	-	-
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

The unaudited interim financial statements of the Company for the three and nine months ended September 30 , 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. As of September 30, 2022 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of September 30, 2022 and 2021, respectively due to no receivables listed.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and nine months ended September 30, 202 and depreciation and amortization expense totaled $3,722 and $5,691.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2021 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $613,096 as of  September 30, 2022 and $589,698 as of December 31, 2021. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in  very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment  and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Property and equipment	$48,212	$48,212
Less: accumulation depreciation	38,967	35,245
Net property and equipment	9,245	12,967

Depreciation expense totaled $1,682 and $3,722 for the three and nine  months periods ended September 30, 2022 and $1,897 and $3,722 for the same periods in 2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months  period ended September 30, 2022 and 2021 the Company paid compensation to a related party of $2,550 and $16,860, respectively.

NOTE 6 - EQUITY

During the nine months ended September 30, 2022 the Company issued 740,000 shares of common stock with a value of $3,700 for the conversion of convertible notes.

NOTE 7 - NOTES

During the nine months period ended September 30, 2021 the Company issued a one-year Convertible note to 0985358 BC, Ltd for $ 49,840. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

During the nine months ended September 30, 2022 the Company issued 740,000 shares of common stock with a value of $3,700 for the conversion of convertible notes.

During the nine months period ended September 30, 2022 the Company issue $13,929 in notes payable and $2,000 in convertible notes.

As of September 30, 2022 the Company had $375,425 of convertible notes and $158,959 of notes payable  plus accrued interest of $170,068 for total of $704,452.

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

NOTE 8 - INVESTMENTS

On December  12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line (TOL) of  $40,000 at the  signing of the  agreement and an additional $148,700 as of September 30, 2021 for a total of $188,700.  The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated.  As of September 30, 2022 the agreement was still in effect. On July 23, 2021, the Company loaned TOL an additional $100,000 on demand with an interest rate of 12% per annum through July 23, 2022, and 13% per annum subsequently.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after September 30, 2022 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $22,246 and $42,891, from our business for the three and nine months, respectively, ended September 30, 2022. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2022 and 2021

The Company recorded revenue of $22,246 and $50,895 during the three months ended September 30, 2022 and 2021, respectively. The Company recorded revenue of $42,891 and $61,229 during the nine months ended September 30, 2022 and 2021, respectively.

Operating expenses for the three-month periods ended September 30, 2022 and 2021, were $4,653 and $9,907, respectively, consisting of a general and administrative expense of $2,971 and depreciation and amortization of $1,682 for the three months ended September 30, 2022, and consisting of a general and administrative expense of $8,010 and depreciation and amortization of $1,897 for the three months ended September 30, 2022

Operating expenses for the nine-month periods ended September 30, 2022 and 2021, were $13,002 and $25,184, respectively, consisting of a general and administrative expense of $13,002 and depreciation and amortization of $3,722 for the nine months ended September 30, 2022, and consisting of a general and administrative expense of $25,184 and depreciation and amortization of $5,691 for the nine months ended September 30, 2021.

For the three-month periods ended September 30, 2022 and 2021, we had net income of $4,606 and $24,710.  For the nine-month periods ended September 30, 2022 and 2021, we had net losses of $(23,398) and $(8,897), respectively.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2022, the Company had negative working capital of 378,581, and total current assets were $327,670.  Current liabilities as of September 30, 2022, were $706,251, consisting of convertible debt of $375,425, outstanding notes of $158,959, and accounts payable and accrued liabilities $171,867.

Net cash used in operating activities in the nine-month periods ended September 30, 2022 and 2021 was $1,755 and $31,485, respectively.  The variance between the same periods relates mainly to a lower loss in 2022 over 2021.

Net cash used in investing activities was $6,200 and $127,500 for the nine-month periods ended September 30, 2022 and 2021.

Net cash provided by financing activities for the nine-month periods ended September 30, 2022 was $15,911, compared to $153,826 in the same period in 2021.  Cash provided was a result of proceeds from convertible notes in the principal amounts of  $______ in  2022 and $_____ issued in 2021.

As of September 30, 2022, the Company had total assets of $327,670 and total liabilities of $706,251.  Our accumulated deficit as of September 30, 2022 was $613,096.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2022.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009
3.1.2	Certificate of Amendment, dated April 24, 2012
3.1.2	Certificate of Amendment, dated April 24, 2012
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: November 30, 2022	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

