Form 10-K
period 2022-12-31
Evil Empire Designs, Inc.
filed 2023-04-17
CIK 1759424

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Commission File No. 000-56212

EVIL EMPIRE DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5530035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5313 Corbett St.Las Vegas, Nevada 89130

(Address of principal executive offices, zip code)

(725) 666-3700

(Registrant’s telephone number, including area code)

441 Eastgate Rd.

Henderson, Nevada 89011

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

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $94,887,500.

As of April 11, 2023, there were 8,797,750 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

3

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Evil Empire Designs, Inc. was incorporated on December 23, 2009, under the laws of the State of Nevada under the name US Tera Energy Corp. Sheila Cunningham has our served our sole director since March 11, 2016, and as our President, Chief Executive Officer, Secretary, Treasurer since March 16, 2016.  Our business offices are currently located at 5313 Corbett St., Las Vegas, Nevada 89130.

At December 31, 2022, our total current assets were $10,369 and our total current liabilities were $718,555. Our net loss for the twelve months ended December 31, 2022 was $66,943. Our accumulated deficit at December 31, 2022 was $(589,698).

Our principal administrative offices are located 5313 Corbett St., Las Vegas, Nevada 89130, and our telephone number is (725) 666-3700.  Our website is www.evilempiredesigns.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2022.

December 31, 2022
Financial Summary
Cash and Cash Equivalents	$227
Total Assets	314,906
Total Liabilities	721,059
Total Stockholders’ Equity (Deficit)	$(406,153)

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

Research and Development Activities and Costs

We have not incurred any research and development costs for the fiscal years ended December 31, 2022.

Employees

As of the date hereof, we have 1 non-employee director and officer, Sheila Cunningham, who operates our company.  The Company also uses approximately 10 independent contractor consultants and advisors in connection with its operations.

Description of Properties

Our executive offices are located at 5313 Corbett St., Las Vegas, Nevada 89130, and our telephone number is (725) 666-3700. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located 5313 Corbett St., Las Vegas, Nevada 89130. We believe that this space is adequate for our present operations.

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

Holders

As of April 11, 2023, the Company had 8,797,750 shares of common stock issued and outstanding, and we had approximately 58 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2022.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2022.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $48,997 from our business during the year ended December 31, 2022. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2022 and 2021

As of December 31, 2022, we suffered from a working capital deficit of $700,477. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Revenues	$48,997	25,927
Cost of revenue	35,093	11,564
Gross margin	13,904	14,364
Total operating expenses	25,239	43,260
Other income (expense)	(39,635)	(38,047)
Loss before Income Taxes	(50,970)	(66,943)
Income tax expense	-	-
Net loss	(50,970)	(66,943)

Revenue. We generated revenues of $48,997 and $25,927 for the years ended December 31, 2022 and 2021.

Cost of Revenue. Cost of revenue for the years ended December 31, 2022 and 2021, was $35,093 and $11,564, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Margin. We achieved a gross margin of $13,904 and $14,364 for the years ended December 31, 2022 and 2021, respectively. The relatively same gross margins is primarily attributable to the relatedly small decrease in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $25,239 and $43,260 for the years ended December 31, 2022 and 2021, respectively. The decrease in G&A is primarily attributable to a reduction in professional fees.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2022 and 2021 were $0.

Net Loss. During the year ended December 31, 2022, we incurred a net loss of $50,970, as compared to $66,943 for the same period ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $227, accounts receivable and accrued expenses of $6,087, convertible notes payable of $375,425, and notes payable of $158,959.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2022	2021
Net cash provided used in operating activities	$(12,984)	$(31,609)
Net cash provided by investing activities	(2,700)	(127,500)
Net cash provided by financing activities	15,911	153,844

Net Cash Used In Operating Activities.

For the year ended December 31, 2022, net cash used in operating activities was $12,984, which consisted primarily of a net loss of $3,843 offset by depreciation and amortization of $3,843, changes in operating assets of $2,131 of accounts receivable and $(12,000) of other current assets, inventory of $1,736 and accrued expenses and other payables of $44,129.

For the year ended December 31, 2021, net cash used in operating activities was $31,609, which consisted primarily of a net loss of $66,943 offset by depreciation and amortization of $6,049, changes in operating assets of $6,365 of accounts receivable and $2,268 of other current assets, inventory of $47, and an increase in accrued expenses and other payables of $37,965.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2022, there is no net cash provided by investing activities.

For the year ended December 31, 2021, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2022, net cash used in operating activities was $12,984, which consisted primarily of a net loss of $50,970 offset by depreciation and amortization of $3,843, changes in operating assets of $2,131 of accounts receivable and $12,000 of other current assets, inventory of $1,736, and an increase in accrued expenses and other payables of $44,129.

For the year ended December 31, 2021, net cash used in operating activities was $31,609, which consisted primarily of a net loss of $66,943 offset by depreciation and amortization of $6,049, changes in operating assets of $6,365 of accounts receivable and $2,268 of other current assets, inventory of $47, and an increase in accrued expenses and other payables of $37,965.

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

5. Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021, there was no allowance for doubtful accounts.

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

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2022. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

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

Accounting Standards Not Yet Adopted as of December 31, 2022

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

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

ITEM 8. FINANCIAL STATEMENTS

Evil Empire Designs, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Evil Empire Designs Inc.

441 Eastgate Rd

Henderson, Nevada 89011

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evil Empire Designs Inc. (the Company) as of December 31, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2022, and the results of its operations and its cash flows for year then ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s accumulated deficit and nominal source of revenues sufficient to cover operating costs raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

Other Matters

The accompanying consolidated balance sheet of Evil Empire Designs Inc. as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2021, and the related notes were audited by another Independent Registered Public Accounting Firm, Boyle CPA, PLLC.

/s/ Victor Mokuolu

We have served as the Company’s auditor since 2023.

Houston, Texas

April 17, 2023 PCAOB ID: 6771

F-1

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Evil Empire Designs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evil Empire Designs, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor from 2018 to 2023

Bayville, NJ

April 25, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

F-2

EVIL EMPIRE DESIGNS, INC.

  BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$227	$-
Accounts receivable	6,087	6,365
Interest receivable	14,268	2,268
Inventory	-	1,736

Total current assets	20,582	10,369

Fixed assets
Fixed assets, net of depreciation of $39,089 and 35,246	9,124	12,967
Other assets- Investment	185,200	182,500
Note receivable-TOL	100,000	100,000

Total assets	$314,906	$305,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$-	$18
Accounts payable and accrued expenses	186,675	142,546
Convertible notes payable	375,425	377,125
Notes payable	158,959	145,030
Total current liabilities	721,059	664,719

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 8,797,750, and 8,057,750 issued and outstanding, respectively:	8,798	8,058
Additional paid-in capital	225,717	222,757
Accumulated deficit	(640,668)	(589,698)
Total stockholders’ deficit	(406,153)	(358,883)

Total liabilities and stockholders’ deficit	$314,906	$305,836

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

                                                                                                                                                     For the Years Ended December 31,

	2022	2021
Revenue	$48,997	$25,927
Cost of goods	35,093	11,563
Gross Margin	13,904	14,364

Operating expenses:
Professional fees	7,813	24,052
General and administrative expense	13,583	13,159
Depreciation and amortization	3,843	6,049
Total operating expenses	25,239	43,260

Income (loss) from operations	(11,335)	(28,896)

Other income (expense):
Other income	12,085	2,968
Interest expense	(51,720)	(41,015)
Total other income (expense)	(39,635)	(38,047)

Net income (loss)	$(50,970)	$(66,943)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	8,425,695	8,057,750

The accompanying notes are an integral part of these financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	8,057,500	$8,058	$222,757	$(522,755)	$(291,940)

Net income (loss)	-	-	-	(66,943)	(66,943)

Balance at December 31, 2021	8,057,500	8,058	222,757	(589,698)	(358,883)
Common stock issued for convertible debt	740,000	740	2,960	-	3,700

Net income (loss)	-	-	-	(50,970)	(50,970)

Balance at December 31, 2022	8,797,500	$8,798	$225,717	$(640,668)	$(406,153)

The accompanying notes are an integral part of these financial statements

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31,

	2022	2021

Cash flows from operating activities:
Net (loss)	$(50,970)	$(66,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,843	6,049
Bad debt expense	2,409	-
Changes in operating assets and liabilities:
Accounts receivable	(2,131)	(6,365)
Inventory	1,736	(47)
Other current assets	(12,000)	(2,268)
Accounts payable and accrued expenses	44,129	37,965
Net cash used in operating activities	(12,984)	(31,609)

Cash Flows from in investing activity
Investment	(2,700)	(127,500)
Net cash used in investing activities	(2,700)	(127,500)

Cash flows from financing activities:
Proceeds from bank overdraft	(18)	18
Proceeds from notes payable	13,929	100,030
Proceeds from convertible notes	2,000	53,796
Net cash provided by financing activities	15,911	153,844

Net increase (decrease) in cash	227	(5,265)
Cash and cash equivalents – beginning of year	-	5,265
Cash and cash equivalents – end of period	$227	$-

SUPPLEMENT DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. As of December 31, 2022 the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. The Company recognized $2,409 and zero in bad debt expense for the years ended December 31, 2022 and 2021, respectively.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended December 31, 2022 and 2021 depreciation and amortization expense totaled $3,843 and $6,049, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of December 31, 2022 no impairment losses have been recognized.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2021 classifications to make them comparable to December 31, 2022.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $640,668 as of December 31, 2022 and $589,698 as of December 31, 2021. At December 31, 2022, the Company had a working capital deficiency of $700,477. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Property and equipment	$48,213	$48,213
Less: accumulation depreciation	39,089	35,246
Net property and equipment	9,124	12,967

Depreciation expense totaled $3,843 and $6,049 for the years ended December 31, 2022 and 2021

NOTE 5 - OTHER ASSETS

On December 12, 2019 the Company entered into a memorandum of Understanding with Top of the Line Designs, LLC. (TOL) and its owner Sean Belitsos. Under the terms of the agreement, the Company will purchase TOL for $350,000. As of December 31, 2022 the Company has paid TOL $282,500 which is carried as other asset on the Company balance sheet. The Company owes TOL $67,500 to complete the transaction.

NOTE 6 - INCOME TAXES

At December 31, 2022 and 2021, the Company had a federal net operating loss carry forward of approximately $466,788 and $348,875, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2022 and 2021:

	December 31,
	2022	2021

Deferred tax assets:
Net operating loss	93,358	83,164
Less: Valuation Allowance	(93,358)	(83,164)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $93,358 and $83,164, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Thus, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2022 and 2021, accordingly, recorded a full valuation allowance.

The Company has not filed tax returns and is subject to review by the Internal Revenue Service for all open years.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021 the Company paid compensation to a related party of $4,950 and $17,535, respectively.

NOTE 8 - EQUITY

During the year ended December 31, 2022 the Company issued 740,000 shares of common stock with a value of $3,700 for the conversion of convertible notes.

NOTE 9 - NOTES

During the year ended December 31, 2021 the Company issued a one-year Convertible note to 0985358 BC, Ltd for $ 49,840. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

During the year ended December 31, 2022 the Company issued 740,000 shares of common stock with a value of $3,700 for the conversion of convertible notes.

During the year ended December 31, 2022 the Company issue $13,929 in notes payable and $2,000 in convertible notes.

As of December 31, 2022 the Company had $375,425 of convertible notes and $158,959 of notes payable plus accrued interest of $182,372 for total of $716,756.

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

NOTE 10 - INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $350,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line (TOL) of $40,000 at the signing of the agreement and an additional $142,500 as of September 30, 2021 for a total of $182,700. The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated. As of September 30, 2022 the agreement was still in effect. On July 23, 2021, the Company loaned TOL an additional $100,000 on demand with an interest rate of 12% per annum through July 23, 2022, and 13% per annum subsequently. During the year ended December 31, 2022, $2,700 of the note was repaid leaving a balance of $185,200.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after December 31, 2022 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Our management, including the Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our management concluded that as of December 31, 2022 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Changes in Registrant’s Certifying Accountant

(a) On March 3, 2023, Boyle, CPA, LLC (“Boyle CPA), notified the Company that it had resigned as the independent registered public accounting firm of the Company.

The reports of Boyle CPA regarding the Company’s financial statements as of December 31, 2021 and 2020 and the statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.  The reports of Boyle CPA, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

For the years ended December 31, 2021 and 2020, and during the subsequent interim period through the date of dismissal, the Company had no disagreement with Boyle CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Boyle CPA, would have caused them to make reference thereto in their report on the Company’s financial statements for such year ended December 31, 2021 and 2020.  There were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Boyle CPA a copy of the above disclosures and requested Boyle CPA to furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.  Boyle CPA’s response is attached as Exhibit 16.1 to this Annual Report on Form 10-K.

(b) On April 12, 2023, the Board of Directors of the Company resolved to engage the independent registered public accounting firm of Victor Mokuolu, CPA PLLC (“Victor Mokuolu”), the Company’s new independent registered public accountants, which appointment Victor Mokuolu has accepted with the dismissal of Boyle CPA.

During the two most recent fiscal years and the interim period preceding the engagement of Victor Mokuolu, the Company has not consulted with Victor Mokuolu regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Victor Mokuolu or (iii) any other matter that was the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv), or a reportable event as described in paragraph 304(a)(1)(v), of Regulation S-K. The Company did not have any disagreements Boyle CPA and therefore did not discuss any past disagreements with Victor Mokuolu.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Sheila Cunningham	56	President, Chief Executive Officer, Secretary, Treasurer and Director

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

Significant Employees and Consultants

As of December 31, 2022, the Company has no significant employees.  The Company is managed by Sheila Cunningham, our sole director and officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Sheila	2022	0	0	0	0	0	0	4,950	4.950
Cunningham (1)	2021	0	0	0	0	0	0	15,525	15,525

___________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2022.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2022.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2022.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2022:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sheila Cunningham (1)	-0-	-0-	-0-	$ -0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Sheila Cunningham (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 11, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,797,750 shares of our common stock issued and outstanding as April 11, 2023. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Sheila Cunningham (3)	4,500,000	51.1%
Common Stock	Brian Keasberry (4)	2,050,000	23.3%
All directors and executive officers as a group (1 person)		4,500,000	51.1%

______________

(1)	Calculated based on 8,797,750 shares of common stock issued and outstanding on April 11, 2023.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 5313 Corbett St., Las Vegas, Nevada 89130.
(3)	Appointed director on March 11, 2016, and appointed President and Chief Executive Officer, Secretary, and Treasurer on March 16, 2016.
(4)	1,500,000 held indirectly by Atalanta Corp., and 550,000 shares held indirectly by Black Ridge Holdings, Inc. Mr. Keasberry has represented to the Company that he has voting and dispositive control of all such shares.

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

During the year ended December 31, 2022, the Company paid compensation of $4,950 to Sheila Cunningham.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2022 and 2021, the total fees charged to the company for audit services, including quarterly reviews were $7,500 and $7,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.1.2	Certificate of Amendment, dated April 24, 2012 (1)
3.2	Bylaws (1)
16.1	Letter from Boyle CPA, LLC, dated April 14, 2023
23.1	Consent of Boyle CPA, LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-231172), filed with the Securities and Exchange Commission on May 2, 2019.

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

EVIL EMPIRE DESIGNS, INC.

Date: April 17, 2023	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer, and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sheila Cunningham, as his or her true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Evil Empire Designs, Inc. for the fiscal year ended December 31, 2022, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: April 17, 2023	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President, Chief Executive Officer, Secretary, Treasurer, and Director (principal executive officer, principal accounting officer, and principal financial officer)

