Form 10-Q
period 2023-03-31
Evil Empire Designs, Inc.
filed 2023-05-22
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-56212

EVIL EMPIRE DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5530035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5313 Corbett St.

Las Vegas, Nevada 89130

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 11, 2023, there were 8,797,750 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

 BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,561	$227
Accounts receivable	6,087	6,087
Interest receivable	17,269	14,268

Total current assets	25,917	20,582

Fixed assets
Fixed assets, net of depreciation of $40,771 and $ 39,089	7,553	9,124
Other assets- Investment	185,200	185,200
Note receivable-TOL	100,000	100,000

Total assets	$318,669	$314,906

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft
Accounts payable and accrued expenses	$200,332	$186,675
Convertible notes payable	401,425	375,425
Notes payable	158,959	158,959
Total current liabilities	760,716	721,059

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 8,797,750, and 8,797,750 issued and outstanding, respectively:	8,798	8,798
Additional paid-in capital	225,717	225,717
Accumulated deficit	(676,562)	(640,668)
Total stockholders’ deficit	(442,048)	(406,153)

Total liabilities and stockholders’ deficit	$318,669	$314,906

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of March 31,

(Unaudited)

	Three Months
	2023	2022
Revenue	$1,608	$10,474
Cost of goods	220	13,980
Gross Margin	1,388	(3,506)

Operating expenses:
General and administrative expense	3,221	4,583
Professional Fees	23,000	0
Depreciation and amortization	805	1,897
Total operating expenses	27,026	6,480

Income (loss) from operations	(25,638)	(9,986)

Other income (expense):
Other income	3,400	3,000
Loss on asset
Interest expense	(13,657)	(12,304)
Total other income (expense)	(10,257)	(9,304)

Net income (loss)	$(35,895)	$(19,290)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	8,797,625	8,057,750

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	8,057,500	8,058	222,757	(589,698)	(358,883)

Net loss	-	-	-	(19,290)	(19,290)

Balance at March 31, 2022	8,057,500	8,058	222,757	(608,988)	(378,173)

Balance at December 31, 2022	8,797,500	8,797	225,717	(640,668)	(406,153)

Net loss	-	-	-	(35,895)	(35,895)

Balance at March 31, 2023	8,797,500	$8,797	225,717	(676,563)	(442,048)

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31,

(Unaudited)

	Three Months
	2023	2022

Cash flows from operating activities:
Net (loss)	$(35,895)	$(19,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805	1,897
Changes in operating assets and liabilities:
Other receivables	(3,000)	-
Accounts payable and accrued expenses	14,425	12,205
Net cash used in operating activities	(23,665)	(5,188)

Cash flows from financing activities:
Bank overdraft	-	(18)
Proceeds from convertible notes	26,000	15,929
Net cash provided by financing activities	26,000	15,911

Net increase (decrease) in cash	2,335	10,723
Cash and cash equivalents – beginning of year	227	-
Cash and cash equivalents – end of period	$2,561	$10,723

SUPPLEMENT DISCLOSURES:
Interest paid	-	-
Income taxes paid

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

The unaudited interim financial statements of the Company for the three ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of March 31, 2023 and 2022 respectively due to no receivables listed.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three months ended March 31, 2023 and depreciation and amortization expense totaled $805 and $1,897.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $676,562 as of March 31, 2023 and $640,668 as of December 31, 2022. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment  and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 5 year life. Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Property and equipment	$48,213	$48,213
Less: accumulation depreciation	(40,659)	(39,089)
Net property and equipment	7,553	9,124

Depreciation expense totaled $805 and $1,897 for the three  months periods ended March 31, 2023 and 2022, respectively

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022 the Company paid compensation to a related party of $3,000 and $6,750 respectively.

NOTE 6 - CONVERTIBLE NOTES

During the three months ended March 31, 2022, the Company issued one-year convertible notes to 0985358 BC Ltd for $22,000. The notes bear interest of 13% per annum and are convertible into common stock at $0.005 per share.

During the three months ended March 31, 2023, the Company issued $26,000 of convertible notes consisting of one note of $22,000 from  0985358 BC, Ltd and $4,000 from Black Ridge Holdings. The note bear interest of 13% and are convertible to common stock at $0.005 per share.

As of March 31, 2023 the Company had $401,425 of convertible debt plus accrued interest of $185,215 for total of $586,640.

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

NOTE 7 – INVESTMENTS

On December 12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line (TOL) of  $40,000 at the  signing of the  agreement and an additional $142,500 as of March 31, 2022 for a total of $182,500.  The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated.  As of March 31, 2022 the agreement was still in effect. The Company loaned TOL an additional $100,000 on demand with an interest rate of 12% per annum.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after March 31, 2023 through the filing of this report  that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Evil Empire Designs, Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2022 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-56212; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 17, 2023.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $1,608 for the three months ended March 31, 2023.  During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 and 2022

The Company recorded revenue of $1,608 and $10,474 during the three months ended March 31, 2023 and 2022, respectively.

Operating expenses for the three-month periods ended March 31, 2023 and 2022, were $27,026 and $6,480, respectively, consisting of a general and administrative expense of $3,221, professional fees of $23,000 and depreciation and amortization of $805 for the three months ended March 31, 2023, and consisting of a general and administrative expense of $4,583 and depreciation and amortization of $1,897 for the three months ended March 31, 2022

For the three-month periods ended March 31, 2023 and 2022, we had net losses of $35,895 and $19,290.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At March 31, 2023, the Company had negative working capital of 734,800, and total current assets were $25,917.  Current liabilities as of March 31, 2023, were $760,716, consisting of convertible debt of $401,425, outstanding notes of $158,959, and accounts payable and accrued liabilities $200,332.

Net cash used in operating activities in the three-month periods ended March 31, 2023 and 2022 was $23,665 and $5,188, respectively.  The variance between the same periods relates mainly to the increase in net loss and increase in other receivables.

Net cash provided by financing activities for the three-month periods ended March 31, 2023 was $26,000, compared to $15,911 in the same period in 2022.  Cash provided was a result of proceeds from the offer and sale of convertible notes in the principal amounts of  $26,000 for the period ended March 31, 2023 and $15,929 offset by bank overdraft of $18 for the period ended March 31, 2022.

As of March 31, 2023, the Company had total assets of $25,917 and total liabilities of $760,716.  Our accumulated deficit as of March 31, 2023 was $676,562.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations at March 31, 2023.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EVIL EMPIRE DESIGNS, INC.

Date: May 22, 2023	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

