Form 10-Q
period 2023-06-30
Evil Empire Designs, Inc.
filed 2023-08-21
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2023, there were 19,391,829 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

 BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,303	$227
Accounts receivable	6,087	6,087
Interest receivable	20,268	14,268
Prepaid	4,750	-
Note receivable	50,000	-
Total current assets	84,408	20,582

Fixed assets
Fixed assets, net of depreciation of $41,455 and $39,089	6,748	9,124
Note receivable-TOL	100,000	100,000
Other assets	1,176,930	185,200
Goodwill	91,270	-

Total assets	$1,459,356	$314,906

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Accounts payable and accrued expenses	$217,456	$186,675
Convertible notes payable	539,100	375,425
Notes payable	103,959	158,959
Total current liabilities	860,515	721,059

Total liabilities	860,515	721,059

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value 25,000,000 authorized none are issued or outstanding
Common stock, $0.001 par value 100,000,000 authorized, 19,391,829, and 8,797,750 issued and outstanding, respectively:	19,392	8,798
Additional paid-in capital	1,343,273	225,717
Accumulated deficit	(763,825)	(640,668)
Total stockholders’ equity (deficit)	598,841	(406,153)

Total liabilities and stockholders’ equity (deficit)	$1,459,356	$314,906

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC.

STATEMENTS OF OPERATIONS

As of June 30,

(Unaudited)

	Three Months		Six Months
	2023	2022	2023	2022
Revenue	$690	$10,171	$2,298	$20,645
Cost of goods	212	4,075	432	18,055
Gross Margin	478	6,096	1,866	2,590

Operating expenses:
General and administrative expense	7,596	5,448	10,816	10,031
Professional Fees	42,642	-	65,642	-
Depreciation and amortization	805	143	1,610	2,040
Total operating expenses	51,043	5,591	(78,067)	12,071

Income (loss) from operations	(50,565)	505	(76,201)	(9,481)

Other income (expense):
Other income	3,001	3,085	6,401	6,085
Loss on accounts payable	(22,575)	-	(22,575)	-
Interest expense	(17,124)	(12,304)	(30,781)	(24,608)
Total other income (expense)	(36,698)	(9,219)	(46,955)	(18,523)

Net income (loss)	$(87,263)	$(8,714)	$(123,156)	$(28,004)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	8,914,168	8,057,750	8,855,959	8,057,750

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	8,057,500	8,058	222,757	(589,698)	(358,883)

Net loss	-	-	-	(19,290)	(19,290)

Balance at March 31, 2022	8,057,500	8,058	222,757	(608,988)	(378,173)

Net loss	-	-	-	(8,714)	(8,714)

Balance at June 30, 2022	8,057,500	8,057	227,757	(617,702)	(386,887)

Balance at December 31, 2022	8,797,750	8,798	225,717	(640,668)	(406,153)

Net loss	-	-	-	(35,895)	(35,895)

Balance at March 31, 2023	8,797,750	8,798	225,717	(676,563)	(442,047)
Common stock issued for acquisition	10,000,000	10,000	1,073,000	-	1,083,000
Common stock issued for AP	594,079	594	44,556	-	45,150

Net Loss	-	-	-	(87,263)	(87,263)

Balance at June 30, 2023	19,391,829	$19,392	$1,343,273	$(763,825)	$598,841

The accompanying notes are an integral part of these unaudited financial statements

EVIL EMPIRE DESIGNS, INC

STATEMENTS OF CASH FLOWS

FOR  SIX MONTHS ENDED June 30,

(Unaudited)

	Six Months
	2023	2022

Cash flows from operating activities:	$(123,156)	$(28,004)
Net (loss)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,610	2,040
Prior year adjustment	766	-
Shares issuance against notes payable	45,150
Changes in operating assets and liabilities:
Accounts receivables	(6,000)	(6,000)
Prepaid	(4,750)	-
Note receivable	(50,000)
Accounts payable and accrued expenses	30,781	16,217
Net cash used in operating activities	(105,599)	(15,747)

Cash flows from investing activities
Investment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank overdraft	-	(18)
Repayment of notes	(55,000)	-
Proceeds from convertible notes	163,675	15,929
Net cash provided by financing activities	108,675	15,911

Net increase (decrease) in cash	3,076	164
Cash and cash equivalents – beginning of year	227	-
Cash and cash equivalents – end of period	$3,303	$164

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Common stock issued for assets	$991,730	$-
Common stock issued for goodwill	91,270	-
Common stock issued for accounts payable	$45,150	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVIL EMPIRE DESIGNS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

The unaudited interim financial statements of the Company for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2023 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of June 30, 2023 and 2022 respectively due to no receivables listed.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and six months ended June 30, 2023 and depreciation and amortization expense totaled $805 and $1,610.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of June 30, 2023 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $763,825 as of June 30, 2023 and $640,668 as of December 31, 2022. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including molds, printing equipment  and a motorcycle for use in making products it sells. The value of the assets when acquired were $48,212. The assets are being depreciated over a 3 year life. Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Property and equipment	$48,213	$48,213
Less: accumulation depreciation	(41,458)	(39,089)
Net property and equipment	6,748	9,124

Depreciation expense totaled $1,610 and $3,364 for the six  months periods ended June 30, 2023 and 2022, respectively

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2023 and 2022 the Company accrued in interest $3,000 & 1,850 respectively. During the three months ended June 30, 2023 and 2022 the Company paid in consultancy charges $9,450 & $0 respectively.

NOTE 6 - EQUITY

During the quarter ended June 30, 2023 the Company issued 10,000,000 shares of common stock, with a value of $1,083,000, to an individual for the assets  of the Company owned by the individual. (See Note 9)

During the quarter ended June 30, 2023 the Company issued 594,079 shares of common stock with a value of $45,150 for accounts payable against legal services.  The transaction created a $22,575 loss on accounts payable.

NOTE 7 - CONVERTIBLE NOTES

During the six months period ended June 30, 2023 the Company issued a one year Convertible note to 0985358 BC, Ltd for $ 22,000. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

During the six months period ended June 30, 2023 the Company issued a one year Convertible note to Black Ridge Holdings, Ltd for $ 141,675. The note bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

As of June 30, 2023 the Company had $539,100 of convertible debt plus accrued interest.

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

NOTE 9 – ACQUISITION OF ASSETS

On June 25, 2023, Evil Empire Designs, Inc., a Nevada corporation (the “Company”), entered into an Asset Acquisition Agreement dated June 23, 2023, by and among the Company, Trendmark Industries, Inc., a Wisconsin corporation (“Trendmark”), and the sole holder of common shares of Trendmark. In addition the Company entered into a three year consulting agreement with the sole owner and issued a note for $50,000 to over the term of the agreement. The Company closed on the agreement on  June 29, 2023

Under the terms and conditions of the Asset Acquisition Agreement, the Company offered, sold and issued 10,000,000 shares of common stock in consideration for all the issued and outstanding assets of Trendmark. Timothy McNamer, the Company’s sole officer and director, became the beneficial holder of 10,000,000 common shares, or 51.5%, of the issued and outstanding shares of common stock of the Company. As a result of the share exchange, the Company acquired $991,730 of inventory and fixed assets along with $91,270 of intangible assets treated as goodwill.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after June 30, 2023 through the filing of this report  that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $2,298 for the three months ended June 30, 2023.  During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2023 and 2022

The Company recorded revenue of $690 and $10,171 during the three months ended June 30, 2023 and 2022, respectively.  The Company recorded revenue of $2,298 and $20,645 during the six months ended June 30, 2023 and 2022, respectively.

Operating expenses for the three-month period ended June 30, 2023 were $52,029, consisting of a general and administrative expense of $7,115, professional fees of 42,641, and depreciation and amortization of $805.  Operating expenses for the three-month period ended June 30, 2022 were $5,591, consisting of a general and administrative expense of $5,448, and depreciation and amortization of 143.  The increase in operating expenses for the three months ended June 30, 2023, was due to primarily an increase in professional fees of $42,641.

Operating expenses for the six-month period ended June 30, 2023, were $78,065, consisting of a general and administrative expense of $10,814, professional fees of 65,641, and depreciation and amortization of $1,610 for the three months ended June 30, 2023.  Operating expenses for the six-month period ended June 30, 2022, were $12,071, consisting of a general and administrative expense of $10,814, and depreciation and amortization of $2,040 for the six months ended June 30, 2023. The increase in operating expenses for the three months ended June 30, 2023, was due to primarily an increase in professional fees of $65,641.

For the three-month periods ended June 30, 2023 and 2022, we had net losses of $106,508 and $8,714.  For the six-month periods ended June 30, 2023 and 2022, we had net losses of $76,199 and $9,481.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2023, the Company had negative working capital of 776,106, and total current assets were $84.409, and total assets were $1,268,200.  Current liabilities as of June 30, 2023, were $860,515, consisting of convertible debt of $539,100, outstanding notes of $103,958, and accounts payable and accrued liabilities $217,457.

Net cash used in operating activities in the six-month periods ended June 30, 2023 and 2022, was $55,599 and $15,747, respectively.  The variance between the same periods relates mainly to a net loss in 2023 of $114,399 greater than the same period in 2022.

Net cash provided by financing activities for the six-month periods ended June 30, 2023 and 2022, was $108,675, and 15,747, respectively.  Cash provided was a result of proceeds from the offer and sale of convertible notes in the principal amounts of $163,657 offset by note payment of $55,000 for the period ended June 30, 2023 and sale of convertible notes of $15,929 offset by a bank overdraft of $18 for the same period in 2022.

As of June 30, 2023, the Company had total assets of $1,459,358 and total liabilities of $860,515.  Our accumulated deficit as of June 30, 2023 was $783,071.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2023.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009
3.1.2	Certificate of Amendment, dated April 24, 2012
3.1.2	Certificate of Amendment, dated September 12, 2016
3.1.3	Certificate of Designation, dated June 27, 2023
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_____________

 *Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: August 21, 2023	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

