Form 10-Q
period 2023-09-30
Evil Empire Designs, Inc.
filed 2024-02-07
CIK 1759424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 30, 2024, there were 29,491,829 shares of common stock, $0.001 par value per share, outstanding.

EVIL EMPIRE DESIGNS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EVIL EMPIRE DESIGNS, INC

CONSOLIDATED  BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,760	$227
Accounts receivable	6,088	6,087
Inventory	498,500	-
Interest receivable	23,268	14,268
Prepaid	4,750	-
Notes receivable- related parties	62,550	-
Total current assets	616,916	20,582

Fixed assets
Fixed assets, net of depreciation of $67,316 and $ 39,089	972,747	9,124
Other assets
Note receivable-TOL	100,000	100,000
Other assets	185,200	185,200
Intangible assets	4,596
Right to use lease	69,266	-
Goodwill	101,080	-

Total assets	$2,049,805	$314,906

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Accounts payable and accrued expenses	$243,260	$186,675
Convertible notes payable	721,530	375,425
Notes payable	103,959	158,959
Equipment loans-related party	102,565	-
Lease liability	27,014	-
Total current liabilities	1,198,328	721,059

Equipment Loan-related party – non-current	375,311	-
Lease liability – long term	41,261	-
Total long term liabilities	416,572	-
Total liabilities	1,614,900	721,059

Stockholders’ deficit:
Preferred stock, $0.001 par value 25,000,000 authorized one issued and outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized, 19,391,829, and 8,797,750 issued and outstanding, respectively:	19,392	8,798
Additional paid-in capital	1,343,283	225,717
Accumulated deficit	(927,770)	(640,668)
Total stockholders’ equity (deficit)	434,905	(406,153)

Total liabilities and stockholders’ equity (deficit)	$2,049,805	$314,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIL EMPIRE DESIGNS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

As of September  30,

(Unaudited)

	Three Months		Nine Months
	2023	2022	2023	2022
Revenue	$723	$22,246	$3,021	$42,891
Cost of goods	2,475	3,683	2,907	21,738
Gross Margin	(1,752)	18,563	114	21,153

Operating expenses:
General and administrative expense	33,086	2,971	43,905	13,002
Advertising	20,559	-	20,559	-
Professional Fees	19,174	-	84,816	-
Materials	39,535	-	39,535	-
Depreciation and amortization	23,705	1,682	25,315	3,722
Total operating expenses	136,059	4,653	214,130	16,724

Income (loss) from operations	(137,811)	13,910	(214,016)	4,429

Other income (expense):
Other income	3,000	3,000	9,401	9,085
Loss on accounts payable	-	-	(22,575)	-
Debt premium	593	-	593	-
Interest expense	(29,725)	(12,304)	(60,506)	(36,912)
Total other income (expense)	(26,132)	(9,304)	(73,087)	(27,827)

Net income (loss)	$(163,943)	$4,606	$(287,103)	$(23,398)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	19,391,829	8,391,596	18,551,874	8,298,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIL EMPIRE DESIGNS, INC

CONSOLISATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred shares		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	-	-	8,057,500	8,058	222,757	(589,698)	(358,883)

Net loss	-	-	-	-	-	(19,290)	(19,290)

Balance at March 31, 2022	-	-	8,057,500	8,058	222,757	(608,988)	(378,173)

Net loss	-	-	-	-	-	(8,714)	(8,714)

Balance at June 30, 2022	-	-	8,057,500	8,057	227,757	(617,702)	(386,887)
Common stock issued for debt			740,000	740	2,960	-	3,700

Net loss	-	-	-	-	-	4,606	4,606

Balance at September 30, 2022		-	8,797,750	8,798	225,717	(613,096)	(378,581)

Balance at December 31, 2022		-	8,797,750	8,798	225,717	(640,668)	(406,153)

Net loss	-	-	-	-	-	(35,895)	(35,895)

Balance at March 31, 2023	-	-	8,797,750	8,798	225,717	(676,563)	(442,048)
Common stock issued for acquisition	-	-	10,000,000	10,000	1,073,000	-	1,083,000
Common stock issued for AP	-	-	594,079	594	44,556	-	45,150
Preferred Share issued	1	-	-	-	-	-	-

Net Loss	-	-	-	-	-	(87,263)	(87,263)

Balance at June 30, 2023	1	-	19,391,829	19,392	1,343,273	(763,825)	598,841
Consolidation of subsidiary			-	-	10	-	10

Net loss	-	-	-	-	-	(163,943)	(163,943)

Balance at September 30, 2023	1	-	19,391,829	$19,392	$1,343,283	$(927,770)	$434,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

EVIL EMPIRE DESIGNS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR  NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	Nine Months
	2023	2022

Cash flows from operating activities:
Net (loss)	$(287,103)	$(23,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,315	3,722
Right to use lease	4,338	-
Changes in operating assets and liabilities:
Accounts receivables	-	(2,400)
Prepaid	(4,751)	-
Interest earned	(9,000)	(9,000)
Accounts payable and accrued expenses	107,805	29,321
Lease liability	(5,329)	-
Net cash used in operating activities	(168,725)	(1,755)

Cash flows from investing activities
Notes receivable – related parties	(62,550)	-
Investment in fixed assets	(583,370)	(6,200)
Net cash used in investing activities	(645,920)	(6,200)

Cash flows from financing activities:
Bank overdraft	-	(18)
Proceeds from equipment loans	545,073	-
Repayment of notes	(55,000)	-
Proceeds from notes payable	-	13,929
Proceeds from convertible notes	346,105	2,000
Net cash provided by financing activities	836,178	15,911

Net increase (decrease) in cash	21,533	7,956
Cash and cash equivalents – beginning of year	227	-
Cash and cash equivalents – end of period	$21,760	$7,956

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Common stock issued for assets	$981,920	$-
Common stock issued for goodwill	101,080
Common stock issued for accounts payable	$45,150	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIL EMPIRE DESIGNS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

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

On June 29, 2023 the Company acquired Trendmark Industries in an exchange of shares.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.

The unaudited interim financial statements of the Company for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2023 the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received their product order. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary as of September 30, 2023 and 2022 respectively due to no receivables listed.

 Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make various products for sale.

Consolidation

These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Trendmark Industries, Inc from its acquisition on June 29, 2023 to date.  All inter-company transactions and balances have been eliminated.

 Revenue recognition

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfied the performance obligations.

The Company implemented the transition using the modified retrospective method of transition. The funds are not earned on milestones that have not been reached per the contract. Based on the cut off treatment of the recognition of revenue per the milestones specific to the license agreements, the Company has determined that there are no adjustments in the value of the revenue recognized from these contracts.

The Company has one revenue stream, which is the sale of products to end use customers. Revenue is recognized after the order has been placed and the ordered product has been shipped to the customer.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the three and nine months ended September 30, 2023 and depreciation and amortization expense totaled $23,705  and $25,315.

Lease Liability

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. In July 2018, the FASB issued ASU 2018-10 Leases, Codification Improvements and ASU 2018-11 Leases, Targeted Improvements, to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of ASU 2016-02. ASU 2016-02, ASU 2018-10, ASU 2018-11, (collectively, “Topic 842”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. On July 1, 2023, the Company adopted Topic 842.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2023 no impairment losses have been recognized.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $927,770 as of September 30, 2023 and $640,668 as of December 31, 2022. The Company is establishing nominal source of revenue to cover its operating costs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets including machines, molds, printing equipment  and a motorcycle for use in making products it sells. The value of the assets when acquired were $1,091,606. The assets are being depreciated over a 5 year life. Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Property and equipment	$1,040,064	$48,213
Less: accumulation depreciation	(67,317)	(39,089)
Net property and equipment	$972,747	$9,124

Depreciation expense totaled $25,315 and $3,722 for the nine  months periods ended September 30, 2023 and 2022, respectively

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023 and 2022 the Company accrued in interest $9,000 and $9,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid in consultancy charges $26,200 & $2,550, respectively.

On July 10, 2023, the Company, through agreement with JADE Affiliated, LLC, entered into three commercial financing agreements with Mitsubishi HC Capital America. The total amount due for the three agreements as of September 30, 2023 is $477,876 and is collateralized by equipment purchased by the Company. The terms of the agreements is 72 months with an interest rate of 3.672%. (See Note 13- Subsequent Events)

NOTE 6 – EQUITY

During the nine months ended September 30, 2023  the Company issued 10,000,000 shares of common stock, with a value of $1,083,000, for the acquisition of Trendmark Industries owned by one individual. (See Note 11)

During the nine months ended September 30, 2023  the Company issued 594,079 shares of common stock with a value of $45,150 for accounts payable against legal services.  The transaction created a $22,575 loss on accounts payable.

NOTE 7 - CONVERTIBLE NOTES

During the nine months period ended September 30, 2023 the Company issued a one year Convertible notes to 0985358 BC, Ltd totaling $75,960. The notes bears an interest of 10% per annum and is convertible into common stock at $0.005 per share.

During the nine months period ended September 30, 2023 the Company issued one year Convertible notes to Black Ridge Holdings, Ltd for a  total of  $ 54,000. The notes bears an interest of 13% per annum and is convertible into common stock at $0.005 per share.

During the nine months period ended September 30, 2023 the Company issued one year Convertible notes to Black Ridge Holdings, Ltd for a  total of  $ 128,470 The notes bears an interest of 13% per annum and is convertible into common stock at $0.005 per share

As of September 30, 2023 the Company had $721,530 of convertible debt plus accrued interest.

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

NOTE 8- NOTES PAYABLE

During the nine months ended September 30, 2023, the Company repaid $55,000 in notes payable to 12071224 BC, Ltd

NOTE 9- EQUIPMENT FINANCING

On July 10, 2023, the Company, through a loan agreement with JADE Affiliated, LLC, entered into three commercial financing agreements with Mitsubishi HC Capital America. The total amount due for the three agreements as of September 30, 2023 is $477,876 and is collateralized by equipment purchased by the Company. The terms of the agreements is 72 months with an interest rate of 3.672%. (See Note 13- Subsequent Events)

During the nine month period ended September 30, 2023, the Company repaid $27,143 in principal plus $3,921 in interest.

NOTE 10 – INVESTMENTS

On December  12, 2019, the Company signed a memorandum of understanding with Top of the Line Design, LLC whereas the Company will purchase 100 % of Top of the Line for $250,000 and advance Top of the Line $350,000 in working capital as further expanded in a definitive agreement. The Company made a good faith deposit to Top of the Line (TOL) of  $40,000 at the  signing of the  agreement and an additional $142,500 as of March 31, 2022 for a total of $182,500.  The agreement is effective for 90 days and if terminate by both parties the deposits were to be terminated.  As of September 30, 2023 the agreement was still in effect. The Company loaned TOL an additional $100,000 on demand with an interest rate of 13% per annum.

NOTE 11 – ACQUISITION

On June 25, 2023, Evil Empire Designs, Inc., a Nevada corporation (the “Company”), entered into a Purchase  Agreement with the sole holder of common shares of Trendmark Industries, Inc., a Wisconsin corporation (“Trendmark”). In addition, the Company entered into a three year consulting agreement with the sole owner and issued a note for $50,000 to the owner. The Company closed on the agreement on  June 29, 2023

Under the terms and conditions of the Agreement, the Company  issued 10,000,000 shares of common stock in consideration for all the issued and outstanding assets of Trendmark. Timothy McNamer, the Company’s sole officer and director, became the beneficial holder of 10,000,000 common shares, or 51.5%, of the issued and outstanding shares of common stock of the Company. As a result of the share exchange, the Company acquired $981,930 of inventory and fixed assets along with $101,080 of intangible assets treated as goodwill.

The combination resulting from the acquisition of was treated as follows with separate balance sheets prior to combination as of March 31, 2023:

	Evil Empire	Trendmark	Elimination	Consolidated
ASSETS
Current Assets	25,917	498,500	-	524,417
Property and Equipment	7,552	483,430	-	490,982
Other Assets and Investments	285,200	-	(981,930)	(696,730)
Total Assets	318,669	981,930	(981,930)	318,669
LIABILITIES AND EQUITY
Current Liabilities	762,716	-	-	762,716
Common Stock	8,798	10	(10)	8,798
Paid-in Capital	225,717	981,920	(981,920)	225,717
Retained earnings	(676,562)	-	-	(676,562)
Total Liabilities & Capital	318,669	981,930	$(981,930)	318,669

Trendmark, prior to acquisition, consisted of assets and equity with no income or loss. There were no intercompany transactions prior to the business combination and no contingent considerations as part of the combination. No tax treatment is considered in the combination above.

NOTE 12 –  OPERATING LEASE

On July 1, 2023, the Company entered into a three year lease agreement warehouse lease agreement. Upon the expiration of the initial lease, the lease will automatically renew for 1 year unless either party give written notice electing not to renew the lease. The monthly rent is $2,375 plus utilities.

The yearly rental obligations including in the lease agreement are as follows

Fiscal Year
2023	$7,125
2024	$28,500
2025	$28,500
2026	$14,250
Total lease obligation	78,375
Less present value discount	(10,100)
Less operating lease short term	$(27,014)
Operating lease liability, long term	$41,261

Under the new standards the lease has been determined to be a right of use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $73,604 which is presented in the balance sheet as an asset labeled “right of use lease” offset by a liability  labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using a 10% interest rate for the present value calculation. During the nine months ended September 30, 2023, the asset was amortized by $4,338 and liability was reduced by $5,329.

NOTE 13 - SUBSEQUENT EVENTS

On November 1, 2023, the Company completed the acquisition of JADE Affiliated, LLC (JADE). Under the terms of the agreement the Company issued 10,100,000 shares to the sole owner of JADE in exchange for 100% of the outstanding shares of JADE as it becomes a wholly owned subsidiary of the Company.

The Company has evaluated subsequent events to determine events occurring after September 30, 2023 through the filing of this report  that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above.

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

PLAN OF OPERATION

We are an operating motorcycle parts design, manufacturing, marketing and sales business and have generated revenues of $3,021 for the nine months ended September 30, 2023.  During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, we will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2023 and 2022

The Company recorded revenue of $723 and $22,246 during the three months ended September 30, 2023 and 2022, respectively.  The Company recorded revenue of $3,021 and $42,891 during the nine months ended September 30, 2023 and 2022, respectively.

Operating expenses for the three-month period ended September 30, 2023 were $136,059, consisting of a general and administrative expense of $33,086, advertising cost of $20,559, professional fees of 19,174, materials of $39,535 and depreciation and amortization of $23,705. Operating expenses for the three-month period ended September 30, 2022 were $4,653, consisting of a general and administrative expense of $2,971, and depreciation and amortization of 1,682. The increase in operating expenses for the three months ended September 30, 2023, was due to primarily an increase in advertising cost of $20,559, and an increase in professional fees of $19,174.

Operating expenses for the nine-month period ended September 30, 2023, were $214,130, consisting of a general and administrative expense of $43,905, advertising cost of $20,559, professional fees of 84,816, materials of $39,535 and depreciation and amortization of $25,315 for the nine months ended September 30, 2023.  Operating expenses for the nine-month period ended September 30, 2022, were $16,724, consisting of a general and administrative expense of $13,002, and depreciation and amortization of $3,722 for the nine months ended September 30, 2023.  The increase in operating expenses for the nine months ended September 30, 2023, was due to primarily an increase in advertising cost of $20,559 and professional fees of $84,816.

For the three-month periods ended September 30, 2023 and 2022, we had net losses of $163,943 and $4,606. For the nine-month periods ended September 30, 2023 and 2022, we had net losses of $287,103 and $4,429.

Liquidity and Capital Resources

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2023, the Company had negative working capital of $581,412, and total assets were $2,049,805.  Current liabilities as of September 30, 2023, were $1,198,328, consisting of convertible debt of $721,530, outstanding notes of $103,959, equipment loans of a related party of $102,565, lease liability of $27,014, and accounts payable and accrued liabilities $243,260.

Net cash used in operating activities in the nine-month periods ended September 30, 2023 and 2022, was $168,725 and $1,755, respectively. The variance between the same periods relates mainly to the loss of $287,103 in the nine months ended September 30, 2023 compared to a net loss of $23,398 for the same period in 2022.

Net cash used in investing activities was $645,920 in the nine months period ended September 30, 2023 compared to $6,200 for the same period in 2022.  The increase of investment activity in 2023 consisted of notes receivable of $62,550 and investment in fixed assets of $583,370

Net cash provided by financing activities for the nine-month periods ended September 30, 2023 and 2022, was $836,770, and 15,911, respectively. Cash provided was a result of proceeds from the offer and sale of convertible notes in the principal amounts of  $346,105 for the period ended September 30, 2023 and $2,000 for the period ended March 31, 2022 plus an equipment loan of $545,073 in the period ended September 30, 2023..

As of September 30, 2023, the Company had total assets of $2,049,805 and total liabilities of $1,614,900. Our accumulated deficit as of September 30, 2023 was $927,770.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2023.

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

Based on that evaluation, our President and Chief Executive Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the President and Chief Executive Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 22, 2023, the Company filed a Complaint in the District Court, Clark County, Nevada, Case Number A-23-878268-C, against TOL Designs, LLC, a Nevada limited liability company (“TOL”), and Sean Belitsos (“Belitsos), who the Company believes to be the sole holder of securities of TOL, for breach of Memorandum of Understanding, Breach of Promissory Notes (against only TOL), Breach of Guarantees (against only Belitsos), Writ of Attachment, for damages in excess of $15,000 and pre- and post-judgment interest on all amounts awarded, and for an ward of attorney’s fees, costs and litigation expenses, and any other relief the court may grant.

Except for the lawsuit against TOL and Belitsos, the Company is not currently subject to any other legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On January 18, 2024, the board of directors appointed Jad Wakim, currently the sole officer and director of the Company’s wholly-owned subsidiary, Jade Affiliated Inc. (“Jade Affiliated”), as a director, Secretary and Treasurer of the Company.  On January 18, 2024, Sheila Cunningham resigned as Secretary and Treasurer.

Mr. Wakim, age 36, has served as Chief Executive Officer of Jade Affiliated since December 2017. Mr. Wakim attended Fullerton College during 2005 and 2006, and graduated with a Bachelor’s Degree in Business from the University of Phoenix in 2008.

There are no arrangements or understandings between Mr. Wakim and any other person pursuant to which Mr. Wakim was elected as one of our directors. We are not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation, dated December 23, 2009
3.1.2	Certificate of Amendment, dated April 24, 2012
3.1.2	Certificate of Amendment, dated September 12, 2016
3.1.3	Certificate of Designation of Series A Preferred Stock, dated June 27, 2023
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_____________

 *Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVIL EMPIRE DESIGNS, INC.

Date: February 7, 2024	By:	/s/ Sheila Cunningham
	Name:	Sheila Cunningham
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

